Form 10-Q
period 1996-03-31
QUARTERDECK CORP
filed 1996-05-15
CIK 707668

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            _______________________

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                         COMMISSION FILE NUMBER 0-19207

                            QUARTERDECK CORPORATION
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                              95-4320650
      (State or  other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

             13160 MINDANAO WAY, MARINA DEL REY, CALIFORNIA  90292
 (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code:  (310) 309-3700


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                   YES   X                           NO
                       -----                            -----

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of April 30, 1996 was 31,502,220

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q
                                 MARCH 31, 1996

                                     INDEX

                          PART I.  FINANCIAL INFORMATION                                   PAGE NO.
                                                                                           --------
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Unaudited Condensed Balance Sheets
            as of March 31, 1996 and September 30, 1995                                       3

         Consolidated Unaudited Condensed Statements of
            Operations for the three months and six months
            ended March 31, 1996 and 1995                                                     4

         Consolidated Unaudited Condensed Statements of
            Cash Flows for the six months ended March 31, 1996
            and 1995                                                                          5

         Notes to Consolidated Unaudited Condensed Financial Statements                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                    11

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                    19

ITEM 2.  CHANGES IN SECURITIES                                                                19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                     20

SIGNATURES                                                                                    21

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,               SEPTEMBER 30,
                                                                   1996                      1995
                                                              -------------          -----------------
Current assets:
     Cash and short-term investments                             $23,816                  $39,669
     Trade accounts receivable                                    28,987                   13,621
     Deferred tax asset                                            5,389                    2,178
     Inventories                                                   4,571                    2,281
     Other current assets                                          5,542                    4,006
                                                                 -------                  -------

              Total current assets                                68,305                   61,755

     Note Receivable from Related Party - Building                 5,683                      469
     Equipment and leasehold improvements                         11,461                    8,335
     Capitalized software costs                                    2,537                    2,807
     Other assets                                                  8,091                    3,333
                                                                   -----                    -----

                                                                 $96,077                  $76,699
                                                                 =======                  =======

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $ 8,038                  $13,582
     Accrued liabilities                                          14,614                   14,973
     Current portion of long-term obligations                         17                      255
     Accrued acquisition, restructuring  and other charges         4,584                    3,455
                                                                 -------                  -------

              Total current liabilities                           27,253                   32,265

     6% Convertible notes, due March 31, 2001                     25,000                       --
     Long-term obligations, less current portion                      36                      164
                                                                      --                  -------

              Total liabilities                                   52,289                   32,429

Stockholders' equity:
     Preferred stock (authorized: 2,000 shares; issued and
          outstanding:  none)                                        - -                      - -
     Common stock (authorized: 50,000 shares; issued
          and outstanding: 31,473 and 31,173 shares)                  31                       31
     Treasury Stock                                                (559)                    (559)
     Additional paid-in-capital                                   45,231                   39,993
     Retained earnings (Accumulated deficit)                       (364)                    5,359
     Foreign currency translation adjustment                       (551)                    (554)
                                                                 -------                  -------

              Total stockholders' equity                          43,788                   44,270
                                                                 -------                  -------

                                                                 $96,077                  $76,699
                                                                 =======                  =======


  The accompanying notes are an integral part of these consolidated unaudited condensed financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
           CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       MARCH 31,                    MARCH 31,
                                               1996            1995          1996           1995
                                              -----           -----         -----          -----
Net revenues                                $46,713         $30,555       $88,577        $58,211
Cost of revenues                             13,143           9,182        24,632         16,888
                                             ------           -----        ------         ------

         Gross margin                        33,570          21,373        63,945         41,323

Operating expenses:
         Research and development             5,450           3,342         9,981          6,602
         Sales and marketing                 16,087           7,045        30,852         13,621
         General and administrative           6,061           5,982        11,427         10,867
         Acquisition and restructuring        4,707             160         7,259            144
                                           --------        --------      --------      ---------

         Total operating expenses            32,305          16,529        59,519         31,234

Operating income                              1,265           4,844         4,426         10,089
Interest income, net                             57             438           411            679
                                                 --             ---           ---            ---

Income  before income taxes                   1,322           5,282         4,837         10,768
Provision for income taxes                      194              --           875            322
                                                ---              --           ---            ---

Net income                                  $ 1,128         $ 5,282       $ 3,962        $10,446
                                              =====           =====         =====        =======


Net income per share                        $  0.03         $  0.17       $  0.12        $  0.34
                                            =======         =======       =======        =======

Shares used to compute net income
  per share                                  33,760          31,031        34,260         30,728
                                             ======          ======        ======         ======


Additional unaudited pro forma data:
         Income before income
            taxes                           $ 1,322         $ 5,282       $ 4,837        $10,768
         Pro forma income taxes               3,332             867         4,264          2,516
                                              -----             ---         -----          -----
         Pro forma net income (loss)      $ (2,010)         $ 4,415         $ 573       $  8,252
                                           ========          ======         =====         ======
         Pro forma net income
           (loss) per share                $  (0.06)       $   0.14      $   0.02       $   0.27
                                           =========       ========      ========       ========
         Shares used to compute
            pro forma net income
            (loss) per share                 33,760          31,031        34,260         30,728
                                            =======         =======       =======         ======


  The accompanying notes are an integral part of these consolidated unaudited condensed financial statements

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
           CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                   SIX MONTHS ENDED
                                                                                       MARCH 31,
                                                                               1996                1995
                                                                             --------            ---------
Cash flows from operating activities:
     Net income                                                              $3,962               $10,446
     Adjustments to reconcile net income to net
         cash provided (used) by operating activities:
         Depreciation and amortization of equipment and
         leasehold improvements                                               1,732                 1,894
         Amortization of capitalized software costs                           1,816                   921
         Stock compensation                                                       -                    42
         Elimination of duplicate net income from
         acquired entities                                                    (717)                 (384)
         (Decrease) increase in unrealized gain, marketable securities        (195)                    12
         Changes in assets and liabilities, net of acquisitions:
              Trade accounts receivable                                    (15,341)               (2,201)
              Inventories                                                   (1,882)                 (476)
              Other current assets                                          (1,536)                   239
              Deferred tax asset                                            (3,211)                 (244)
              Other assets                                                       99                    93
              Accounts payable                                              (6,559)               (5,642)
              Accrued liabilities                                             1,926                 3,397
              Refundable Income Taxes                                             -                 5,647
              Accrued acquisition, restructuring and other charges            1,129                 (454)
              Foreign currency translation adjustment                           (3)                  (62)
                                                                                ---                  ----
                 Total adjustments                                         (22,742)                 2,782
                                                                           --------                 -----
                 Net cash (used) provided by operating  activities         (18,780)                13,228
                                                                           --------                ------

Cash flows from investing activities:
         Purchases of marketable securities                                       -              (30,025)
         Sales of marketable securities                                      34,285                34,217
         Proceeds from issuance of  Convertible Notes                        25,000                     -
         Loan to Related Party for Note Receivable - Building               (5,213)                     -
         Capital expenditures                                               (4,862)                 (976)
         Capitalized software costs                                         (1,554)                 (190)
         Cash acquired in acquisitions                                            -                   469
         Purchases of minority interest of other companies                  (4,858)                    --
                                                                            -------                    --
                 Net cash provided by investing activities                   42,798                 3,495
                                                                             ------                 -----

Cash flows from financing activities:
         Principal payments under long-term obligations                       (244)                 (141)
         Dividends to shareholders of acquired entity                       (7,307)               (5,783)
         Net proceeds from issuance of common stock                           1,965                    65
                                                                              -----                    --
                 Net cash used in financing activities                      (5,586)               (5,859)
                                                                            -------               -------


                 Net increase in cash and cash equivalents                   18,432                10,864
                 Cash and cash equivalents at beginning of period             5,384                 6,636
                                                                              -----                 -----
                 Cash and cash equivalents at end of period                 $23,816               $17,500
                                                                             ======                ======

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
              Interest                                                           25                     8
              Income tax                                                      1,372                     -
Non-cash transaction:
     Tax benefits arising from exercise of non-qualified stock options        1,100                    42


  The accompanying notes are an integral part of these consolidated unaudited condensed financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying consolidated condensed financial statements of Quarterdeck Corporation are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in Quarterdeck's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, and in the Company's Form S-4 and Form 8-K regarding the Company's acquisition of Inset Systems, Inc. ("Inset"), and in the Company's Form S-3 and Form 8-K regarding the Company's acquisition of Datastorm Technologies, Inc. ("Datastorm"). In the opinion of management, the accompanying consolidated unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation. The results of operations for the three and six month periods ended March 31, 1996 are not necessarily indicative of results to be expected for the full fiscal year.

2.       GENERAL

         Quarterdeck Corporation develops, markets and supports computer software products and offers services in four strategic business areas: utilities, communications, Internet solutions and Internet Services. Quarterdeck is a leader in bringing utilities solutions to the Windows 3.x, Windows 95 and DOS environments. The company also offers a line of Internet applications and telecommunications and collaborative computing products for corporate, small business and individual users. The company's diverse customer base includes government, education, corporate, small business and individual users (SOHO). The company has offices in England, France, Germany and Australia, with its European headquarters based in Dublin, Ireland.

         The Company was incorporated in California in 1982 as Quarterdeck Office Systems. In June 1991, the Company changed its state of incorporation from California to Delaware. In February 1995, the Company changed its name to Quarterdeck Corporation. In September 1995, the Company moved its principal offices to 13160 Mindanao Way, Marina del Rey, California, 90292; its telephone number is (310) 309-3700. Quarterdeck's Internet home page can be located on the World Wide Web at http://www.quarterdeck.com/. Unless the context otherwise indicates, the "Company" and "Quarterdeck" refers to Quarterdeck Corporation, its predecessor and its subsidiaries.

3.       RECLASSIFICATIONS

         In order to conform to evolving financial reporting practices by the software industry, the Company is reporting the amortization of capitalized software and technical support costs as costs of revenues for all periods presented. The Company had previously reported amortization of capitalized software as research and development expense, and technical support costs as sales and marketing expense. Certain other amounts have been reclassified to provide consistent presentation. In combining the financial results of the Company with the results from the acquired entities that were previously Subchapter S Corporations, Datastorm and Landmark, and in compliance with the specific guidelines for pooling of interests accounting, the Undistributed Retained Earnings of these entities have been combined with Quarterdeck's Additional paid-in-capital for all periods presented.

4.       ACQUISITIONS AND STRATEGIC INVESTMENTS

         On March 28, 1996, Quarterdeck consummated the acquisition of Datastorm, the developer and publisher of Procomm Plus, one of the industry's leading data communications products. Quarterdeck issued 5.2 million shares of common stock in exchange for all of the outstanding stock of Datastorm. The transaction was accounted for as a pooling of interests and therefore, the consolidated financial statements for all periods presented herein have been restated to reflect the combined operations of Quarterdeck and Datastorm.

         Datastorm had a calendar year end and accordingly, the Datastorm statement of operations for the year ended December 31, 1995 will be restated and combined with the Quarterdeck statement of operations for the fiscal year ended September 30, 1995. In order to conform Datastorm's year end to Quarterdeck's fiscal year end, the consolidated unaudited condensed statement of operations for the six months ended March 31, 1996 includes three months (October, November, December 1995) for Datastorm, which are included in the consolidated statement of operations for the fiscal year ended September 30, 1995. Accordingly an adjustment has been made to Retained earnings during the three months ended March 31, 1996 for the duplication of net income of $771,000 for the three month period ended December 31, 1995. Other results for such three month period of Datastorm include net sales of $9,283,000 and a gross margin of $5,146,000. The consolidated financial statement for the six months ended March 31, 1995 combines Quarterdeck's financial statements for the six months ended March 31, 1995 with Datastorm's financial statements for the six months ended June 30, 1995.

         Datastorm's S corporation status terminated upon acquisition by Quarterdeck. Datastorm's undistributed earnings at March 31, 1996 and all prior periods have been reclassified to Additional paid-in-capital in the combined financial statements in accordance with pooling of interests accounting.

         On December 29, 1995, Quarterdeck acquired Inset, a developer of graphics utility and application software for personal computers. Quarterdeck issued 921,218 shares of common stock in exchange for all of the outstanding common stock of Inset. This transaction was also accounted for as a pooling of interests and therefore, the consolidated financial statements for all periods presented herein have been restated to reflect the combined operations of Quarterdeck and Inset.

         On December 24, 1995, the Company and a Belgian venture capital group, incorporated a new Company, Quarterdeck Flanders N.V. ("QDF"), for the purpose of the development, integration and commercialization of advanced software products utilizing certain advanced speech technologies. These products will be designed to complement the Company's existing and future products. The Company has entered into a five year renewable exclusive license with QDF for publishing its products. QDF has entered into a three year exclusive license with Lernout & Hauspie Speech Products N.V. ("LHSP") covering certain product types and applications. The Company has also made an equity investment in LHSP. LHSP is a developer and licensor of advanced speech technologies. The Company purchased 50.002% of QDF in exchange for an agreement to make a capital contribution of $900,000. The financial position and results of operations, from inception, approximately January 1, 1996, of QDF are wholly immaterial to the attached financial statements and are therefore not included in the financial statements presented herein.

         On February 7, 1996 the Company acquired, in a private placement of common stock, a less than 5% interest in Infonautics Corporation in exchange for $3,250,000. Infonautics has certain Internet software products that are planned to be integrated with certain Internet products of Quarterdeck. This transaction is accounted for under the cost method of accounting and the investment is included on the Balance sheet in Other Assets and is carried at lower of cost or market. Infonautics consummated an initial public offering of its common stock during May of 1996. Quarterdeck's shares in Infonautics were not registered at that time and therefore remain subject to certain limitations on resale.

         During the six months ended March 31, 1996, the Company increased its investment in Limbex Corporation. Limbex is responsible for providing much of the intelligent agent search technology that is incorporated into the Company's WebCompass product. This investment is also accounted for under the cost method of accounting.

5.       CONVERTIBLE NOTES

         On March 28, 1996, the Company issued $25 million principal amount of 6% Convertible Senior Subordinated Notes, due 2001 ("Notes"), to an institutional investor in a private placement pursuant to the terms of a Note Agreement, dated March 1, 1996. The Notes are convertible generally after April 1, 1997, at an initial conversion price of $21.18 per share. The conversion price is adjustable for certain below market equity issuances and the Notes contain other customary anti-dilution provisions. Subject to complying with other certain terms, the Notes may be prepaid without penalty, subject to conversion, anytime between April 1997 and April 1999 if the Company's Common Stock had been trading, for 20 of the 30 trading days preceding notice of prepayment, approximately 18% above the then current conversion price.


6.       INCOME TAXES

         Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Quarterdeck provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate includes all anticipated federal, state and foreign income taxes.

7.       REVENUE RECOGNITION

         Revenue from the sale of software products is recognized upon shipment, where collection of the resulting receivable is probable and there are no significant obligations remaining. The estimated costs to fulfill technical support obligations to end users arising from the sale of software are accrued upon shipment. Certain limited rights of return and exchange from customers exist as defined by the Company's general distributor agreements.
The Company establishes allowances for estimated product returns and exchanges as a reserve against gross revenues.

8.       CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at March 31, 1996 amounted to $23,816,000.

9.       COMPUTATION OF NET INCOME PER SHARE

The income (loss) per common and common equivalent share for the three and six month periods ended March 31, 1996 and 1995 have been computed using the weighted average number of common and common stock equivalents (unless anti-dilutive), shares outstanding for each period are summarized below (000's omitted):

                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 MARCH 31,                         MARCH 31,
                                            1996              1995             1996        1995
                                            ----              ----             ----        ----
Weighted average common
  stock outstanding during period          31,442            30,437            31,374     30,364

Common stock equivalents of
   stock options outstanding                2,319               594             2,886        364
                                            -----               ---             -----        ---

Shares used in net income
   (loss) per share calculation            33,760            31,031            34,260     30,728
                                           ======            ======           =======    =======


         Common stock equivalents consist of outstanding stock options and shares of common stock held in escrow.

         The weighted average number of shares of common stock outstanding during each of the periods has been adjusted to reflect the issuance of 921,218 shares of common stock issued in connection with the Inset acquisition and to reflect the issuance of 5.2 million shares of common stock issued in connection
with the Datastorm acquisition.   Primary and fully diluted net income per share
are the same amounts for each of the periods presented.

10.      ACQUISITION AND RESTRUCTURING CHARGES

         Acquisition and other similar charges incurred amounted to $4.7 million and $7.3 million, for an after-tax per share cost of $0.12 and $0.17 respectively, for the three and six months ended March 31, 1996. These charges relate primarily to acquisition costs incurred in connection with the acquisitions of Datastorm in March of 1996 and Inset in December 1995. These expenses principally include fees for financial advisory, legal and accounting services, personnel severance and benefits, and other related expenses. The remaining portion of the acquisition and other charges relate to additional restructuring charges and acquisition costs incurred during those periods.

         Accrued acquisition, restructuring and other charges increased from $3,455,000 at September 30, 1995 to $4,584,000 at March 31, 1996. Payments
made against accrued balances during the three and six months ended March 31, 1996 amounted to $2,547,000 and $4,373,000 respectively. Additional accruals for the current quarter were related almost entirely to the Datastorm acquisition and amounted to $4,660,000. Accruals during the first quarter amounted to $1,689,000 and related to the acquisition of Inset. Of the current quarter's expense, $2,147,000 were related to write offs and reserves for duplicate facilities and personnel issues, $1,697,000 were direct acquisition costs, and $863,000 represented the write off of duplicate software products.

11.      BANK CREDIT LINE

         The Company has an unsecured revolving line of credit from a bank and may borrow the lesser of 80% of Eligible Accounts Receivable or $12 million. The current term of the line of credit matures February 13, 1997. The line can be used for general corporate purposes, including investments and acquisitions, and bears interest, at the Company's option, at either the bank's reference (prime) interest rate or the U.S. offshore rate plus a margin of 1.25% on the first $6 million of borrowings and a margin of 1.50% thereafter. The line is subject to the Company complying with certain customary financial covenants and restrictions, including a prohibition of the payment of dividends, other than those payable solely in capital stock, and a prohibition of any stock repurchase activity. At March 31, 1996 the Company did not have any borrowings outstanding under the line.


12.      LEGAL PROCEEDINGS

         The Company was a defendant in an action initially commenced on June 29, 1995 by Corum Group Ltd. ("Corum"), in King County (Washington) Superior Court against Landmark Research International Corporation ("Landmark"). On July 7, 1995, Corum filed an amended complaint asserting tort and breach of contract claims against the Company and two former shareholders of Landmark. The lawsuit arose out of the Company's acquisition of Landmark on June 30, 1995. Among other things, Corum claims that it acted as a "broker" in the transaction and sought approximately $2,900,000 from Quarterdeck it claims it is owed as a commission with respect to the acquisition. The Company removed the action to U.S. District Court, Western District of Washington and asserted affirmative defenses, counter claims and third-party claims. During the current quarter, the Company settled the case with Corum. The Company's ultimate payment for the settlement approximates the amount previously accrued by the Company, and accordingly had an immaterial effect on the results of operations of the Company.

13.      PRO FORMA DATA

         The consolidated unaudited condensed statements of operations includes a pro forma presentation for an estimate of the amount of income taxes which would have been recorded if Datastorm and Landmark (the entities newly pooled with Quarterdeck) had been C Corporations for all periods presented.

14.      NOTE RECEIVABLE FROM RELATED PARTY

         Prior to being acquired by Quarterdeck, Datastorm loaned to a partnership, whose partners were Datastorm shareholders, funds the partnership used to commence the construction of a new building which is planned to house Datastorm. At March 31, 1996 the partnership still owned the building and the partners are now shareholders and employees or consultants of Quarterdeck. In connection with the acquisition, the Company is obligated to acquire the building from the partnership. The Company plans to complete the acquisition of the building in the near future. It is planned to be acquired in exchange for, among other things, cancellation of the Note receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations focuses primarily on the results of the Company's operations, liquidity, and capital resources. This item should be read in conjunction with the consolidated financial statements, the notes thereto and other information, including information set forth in the Company's Form 10-K for the fiscal year ended September 30, 1995 and in the Company's Forms S-4, S-3 and 8-K regarding the Company's acquisitions of Datastorm and Inset filed with the Securities and Exchange Commission.

         In addition to an analysis of recent and historical financial results, the Form 10-K includes an analysis of certain of the Company's business risks, including risks which are inherent to software development as well as specific trends and uncertainties relating to the competitive environment in which the Company operates. The Company has sought to identify and disclose the significant risks to its business. However, the Company cannot predict where or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues which the Company faces now or may face in the future. In particular, the Company has recently completed a number of acquisitions and made investments in certain companies and plans to make additional acquisitions. Investors should carefully read the Form 10-K together with this Form 10-Q and all other recent filings the Company has made with the Securities and Exchange Commission, and consider all such risks before making an investment decision with respect to the Company's stock

         In the fast growing internet and communications markets, time to market is key to success. A year ago, the Company outlined its plan for acquisitions and strategic investments for leading technologies and companies. Over the past twelve months, Quarterdeck has executed a number of those acquisitions and investments based on the following key criteria: The acquisition must support Quarterdeck's long-term strategy and will complement or enhance existing business units; each acquisition must contribute to Quarterdeck's earnings per share within a pre-determined time frame; an acquisition must be a good fit; rapid integration of an acquisition helps to ensure that tangible and intangible benefits to existing operations will be recognized; and lastly, each technology investment should be rapidly transformed into products.

         Over the past twelve months the company made several investments in the internet area, the most significant of these were: Iware Connect - which gives the company the access to the Novell Netware market; StarNine - which gives the company a market-leading position in the Macintosh platform; Limbex - with the Limbex investment, Quarterdeck has acquired leading edge technology in the meta-search area for the internet and intranet. The Company considers the Limbex investment as one of its most strategic and will continue to invest in search technologies.

         Quarterdeck's acquisition of Prospero Systems and investments in Lernout & Hauspie and Intelligence at Large gave the company two important modules for its communications platform, Global Chat and WebTalk. With the acquisition of DataStorm and the intended acquisition of Future Labs, Quarterdeck has strongly enhanced its communications platform. Further planned investments in video and remote control will give Quarterdeck a complete solution for the various marketplaces.

         On March 28, 1996, Quarterdeck consummated the acquisition of Datastorm, the developer and publisher of Procomm Plus, the industry's leading data communications package. Quarterdeck issued 5.2 million shares of common stock in exchange for all of the outstanding stock of Datastorm. The transaction was accounted for as a pooling of interests and therefore, the consolidated financial statements for all periods presented herein have been restated to reflect the combined operations of Quarterdeck and Datastorm.

RESULTS OF OPERATIONS

         Net Revenues:    Net revenues for the three and six months ended March
31, 1996 increased by $16,158,000 or 52.9% and $30,366,000 or 52.2%, respectively, in relation to the comparative periods of the prior year. The increase in net revenues compared with the prior year period results primarily from an increasingly diversified product portfolio resulting from internal product development and the sales increases of acquired products. The Company has also broadened its distribution capabilities through expansion of its distribution network and acquisition of a direct sales organization.

         During the March 1996 quarter, Datastorm released Procomm Plus for Windows 3.0 which runs on Windows 95 and 3.1. It includes an integrated FAX package, a Winsock-compliant TCP/IP stack, and a complete set of graphical applications for accessing the Internet, including a Web browser, telnet, FTP, and a news and mail reader. This particular release met with great success however, sales of this product are not expected to continue at the same rate. The Company also released a new utility program, SpeedyROM, to be used in conjunction with the growing number of CD-ROM drives. Sales of QEMM, the flagship memory management product, continued strong for the quarter as well.

         In anticipation of the acquisition of Datastorm, the Company made certain decisions with respect to the timing of product shipments during the latter part of the March quarter. As a consequence, releases of new Quarterdeck products and versions, e.g. WebCompass Pro, as well as shipments of existing products, were postponed. These actions adversely effected the Net revenues and the Gross margin of Quarterdeck, but were more than offset by the success of Datastorm's Procomm release.

          During the December 1995 quarter, the Company released a new version of QEMM, version 8.0, which adds new memory and reporting utilities for Windows 95, Windows 3.x and DOS. The Company also released several new important products in the Internet market, including WebCompass, a meta-search tool for the Internet; WebTalk, which enables real-time voice conversations over the Internet; WebStar 95/NT, a 32-bit version of Quarterdeck's Web server; WebAuthor 2.0, a new version of Quarterdeck's Internet authoring tool, and for the Macintosh, the WebSTAR SSL/Security Toolkit.

         The Company also released several new products during fiscal 1995 including a complete line of products for use on the Internet and private distributed data networks, and new utility products which include MagnaRAM 2, CleanSweep 95, WINProbe 4, HiJaak 95, and GameRunner.

         Net revenues from European and other international distributors, dealers and end-users outside of the United States for the three and six months ended March 31, 1996 amounted to $9,336,000 and $16,537,000, representing 20.0% and 18.7% of the Company's net revenues. Comparative amounts from the prior year three and six month periods were $3,850,000 and $6,645,000 or 12.6% and 11.4% of net revenues. The quarter to quarter growth and increases as compared to prior periods illustrate a present trend toward increased business from outside the US in both absolute terms and as a percentage of its total revenue. There can be no assurance that this trend will continue, or that foreign operations and sales will continue to be successful. However, it is management's present belief that growth in the industry is a worldwide phenomenon and that the Company should make attempts to position itself to generate sales in both foreign and domestic markets.

         Due to the inherent uncertainties in software development and in the microcomputer software industry, the Company is unable to predict whether the net revenue trends noted above will continue.

         Cost of Revenues:    The Company's cost of revenues includes product
packaging, documentation and diskettes, manufacturing expenses, amortization of capitalized software costs, technical support costs as well as translation
costs and royalties paid to third parties.   The cost of revenues as a
percentage of net revenues improved to 28.1% for the three month period ended March 31, 1996 compared to 30.2% for the three month period ended March 31, 1995. Similar improvement is shown by the six month comparative figures which improved to 27.8% for the six month period ended March 31, 1996 compared to
29.2% for the six month period ended March 31, 1995   This improvement results
principally from higher revenues over which to spread indirect costs of revenues, including production and technical support costs.

         In order to conform to evolving financial reporting practices by the software industry, the Company is reporting the amortization of capitalized software and technical support costs as costs of revenues for all periods presented. Such costs were previously classified as research and development and sales and marketing expenses, respectively.

         Capitalized software development and purchased software costs are amortized over a period of one to three years, commencing upon initial product
release.   Fluctuations in amortization expense between periods may arise depending on the amount of software costs incurred and capitalized for particular software products and their respective release dates and amortization periods. Amortization of capitalized software costs increased from $419,000 for the three month period ended March 31, 1995 to $685,000 for the three month period ended March 31, 1996. This expense also increased for the six months ended March 31, 1996 to $1,095,000 from $921,000 for the comparative period of the prior year. The increase in amortization of software development costs is consistent with the growth of revenues and product offerings by the Company.

         Future cost of revenues as a percentage of net revenues will depend, in addition to the amount of amortization of capitalized software, on total sales, the mix of sales by product, by domestic versus international, and by single unit versus multiple license packages, among other things.

         The microcomputer software industry has experienced increased price competition in recent years. The Company anticipates that increased price competition will continue in the future and may result in reduced margins.

         Research and Development:   Research and development expenses consist
primarily of salaries and benefits and consulting fees to support product development, including product testing and documentation. Research and development expense for the three months ended March 31, 1996 increased to $5,450,000 from $3,342,000 for the comparable period of the prior year. For the six month periods these expenses also increased to $9,981,000 from $6,602,000. However, as a percentage of net revenue, these expenses remained constant for the comparative six month periods ended March 31. The proportionate dollar increase in research and development expense is due to increased research and development staffing levels and to increases in payments to third parties for contracted product development required to support the Company's expanding internet product development efforts.

         The Company capitalized $697,000 of purchased software costs during the three months ended March 31, 1996. The Company did not capitalize any internal software development costs, since the majority of development efforts incurred during the periods related to new products for which technological feasibility had not yet been established.

         The Company believes that to remain competitive it is necessary to continue to invest in software development efforts while at the same time considering the acquisition of complementary software products. The Company anticipates that spending for software development and purchased software will increase in the future. However, because of the inherent uncertainties of software development projects and the software market in general, there can be no assurance that increased software development efforts or additional purchased software will result in successful product introductions or increased sales.

         Sales and Marketing, and General and Administrative:    Sales and
marketing, and general and administrative expenses consist of salaries and commissions and related costs of administrative, sales and marketing, and customer service personnel as well as advertising, trade show and promotional expenses and facilities costs. For the three and six months ended March 31, 1996, Sales and marketing expenses increased by $9,042,000 and $17,231,000 respectively over comparable periods of the prior year, while increasing as a percentage of net revenues from 23.1% to 34.4% and from 23.4% to 34.8% for the three and six months ended March 31, 1996, respectively. These increases reflect management's commitment to support growth and increase market share of key products as well as marketing programs designed to increase and stimulate demand. Expenditures were also incurred for the expansion of the Company's direct sales organization. While Quarterdeck believes substantial sales and marketing efforts are essential to successfully introduce new products, to achieve revenue growth and to maintain and enhance the Company's competitive position, it is management's intention to reduce these costs as a percentage of net revenue. However, as a result of the continued expansion of its product lines and international and direct sales operations, as well as the introduction of new and upgraded products, Quarterdeck does expect the expenses associated with these efforts to continue to constitute its most significant operating expense. There can be no assurance that these increased sales and marketing efforts will be successful or that management will be successful in effectively reducing these costs as a percentage of net revenue.

         For the three and six months ended March 31, 1996, General and administrative expenses increased by $79,000 and $560,000 respectively over the comparative periods of the prior year, while significantly decreasing as a percentage of net revenues from 19.6% to 13% for the three months ended, and from 18.7% to 12.9% for the six months ended March 31, 1995 and 1996, respectively.

         Acquisition, Restructuring, and Other Charges:    These charges
incurred amounted to $4.7 million and $7.3 million, for an after-tax per share cost of $0.12 and $0.17 respectively, for the three and six months ended March 31, 1996. These charges relate primarily to acquisition and subsequent restructuring costs. Such restructuring costs were incurred in order to take advantage of economies of scale, eliminate redundant functions and reduce overall operating costs in connection with the acquisitions of Datastorm in March 1996, and Inset in December 1995. Acquisition expenses include fees for financial advisory, legal and accounting services, and other related expenses.

         Income Taxes:   The Company's estimated current effective tax rate of
15% reflects the additional deferred tax assets and lower tax rates on certain foreign earnings. Prior to March 31, 1996, Datastorm, which was acquired during the current quarter, was an S corporation whereby the income tax effects of Datastorm's activities accrued directly to its shareholders. Similarly, the income tax effects of Landmark's activities accrued to it's shareholders prior to it having been acquired by Quarterdeck in June of 1995.

         At September 30, 1995, the Company had a net deferred tax asset of $2,178,000, net of a valuation allowance of $3,336,000. This net deferred tax asset is comprised of the estimated tax effect of expected future reversing temporary differences, relating in part to charges taken for book purposes that are not deductible for federal income tax purposes until the amounts are paid in the future, net of the valuation allowance. Management believes that it is more likely than not that the Company will realize benefit of the net deferred tax asset. Further reduction of the valuation allowance is dependent on a number of factors including the timing of reversal of the temporary differences, and an assessment of the future realization of the deferred tax assets.

         Net Income: Net income for the three and six months ended March 31, 1996 decreased to $1,128,000 or $0.03 per share and $3,962,000 or $0.12 per share from $5,282,000 or $0.17 per share and $10,446,000 or $0.34 per share, respectively as compared to the comparable periods of the prior year. As noted above, the Company incurred $4.7 million and $7.3 million in acquisition and related charges during the fiscal 1996 periods. Net income per share before such charges would have been $0.15 and $0.29 for the 1996 periods presented.

         Trends and Uncertainties: The computer software industry is subject to rapid technological changes often evidenced by new competing products and improvements in existing products. Quarterdeck depends on the successful development or acquisition and resulting sales of new products, including upgrades of existing products, to replace revenues from products introduced in prior periods that may have begun to experience reduced revenues. If Quarterdeck's current leading products become outdated and lose market share faster than those revenues are replaced by new products, or if new products or existing product upgrades are not introduced when planned or do not achieve the revenues anticipated by Quarterdeck, Quarterdeck's operating results could be materially adversely affected. Even with normal development cycles, the market environment can change so quickly that features in products can become outdated soon after market introduction. These events may occur in the future and may have an adverse effect on future revenues and operating results.

         With the introduction of Windows 95, the software market is experiencing a shift to this new platform. As application programs and device drivers are developed to take advantage of this 32-bit operating environment, they are expected to lack certain of the memory limitations inherent in DOS and Windows 3.x and in DOS-based applications. Quarterdeck is focusing its development efforts on the Windows 95 and Windows NT platforms, while continuing to support Windows 3.x and DOS platforms. In September 1995, Quarterdeck released several new utility products for Windows 95, including memory compression (MagnaRAM), diagnostics (WINProbe) and disk management (CleanSweep). QEMM, Quarterdeck's leading memory management product, has been upgraded to version 8.0; QEMM 8.0 enhancements include new memory solutions for Windows 3.x and Windows 95, as well as continued support for DOS systems. It is Quarterdeck's expectation that memory management products will continue to be needed on Windows 95, but that memory management has experienced a shift from 16-bit DOS device driver management (older versions of QEMM) to complex solutions such as memory compression and better use of virtual memory (QEMM 8.0).

         Quarterdeck is devoting substantial efforts to the development of software products that are designed to operate on Microsoft's Windows 95 and Windows NT. Microsoft may incorporate advanced utilities or other features in Windows 95 or Windows NT that may decrease the demand for certain of the Company's products, including those under development. If Quarterdeck is not able to continue to successfully, and timely develop and market products that function under Windows 95 and Windows NT, and offer value to Windows 95 and Windows NT users, future revenues would be adversely affected.

         Future competitive product releases may cause disruptions in orders for the Company's products while users and the marketplace evaluate the competitive products. The extent of the disruption in orders and the impact on future orders of the Company's products will depend on various factors that are not fully known at this time. Among those factors are the level of functionality, performance and features included in the final release of competitive products and the market's evaluation of those products as compared to the then current functionality, performance and features of the Company's products.

         The Company's Internet-related products compete with Internet access, creation and server tools from a variety of companies, including Netscape Communications Corporation and other connectivity, networking and Internet software application developers, Internet access providers and other on-line service providers, as well as operating system vendors, including Microsoft and IBM. The original Mosaic browser developed by the National Center for Supercomputing Applications is available for download in electronic format for free from the Internet. Certain competitors have also made versions of their Internet access, creation and server products available on the Internet for users to download at no charge or for extended evaluation. In addition, the market for Internet products may be adversely impacted to the extent that vendors of PC hardware or PC operating systems incorporate Internet tools, functions or capabilities within their operating systems or PC hardware and thereby reduce the market for stand-alone Internet products.

         Quarterdeck is dedicating substantial efforts on products and services for the telecommunications and collaborative computing and Internet markets and expects that a significant portion of future revenues will come from these products and services. The revenues from such new products and services may be less than Quarterdeck anticipates due to various factors including the timing of release in relation to competitive products and services, and uncertainties surrounding the rate and extent of development of these new and emerging markets. Quarterdeck's Internet-related products and services are dependent on the viability and continued growth of the Internet, and its expanded use by businesses and individuals for networking and communications.

         There are currently few laws or regulations directly applicable to access or to commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. Such laws and regulations may cover issues such as user privacy, pricing and characteristics and quality of products and services. The Telecommunications Act of 1996 (the "1996 Act"), which was recently enacted and the judicial interpretation of which is uncertain, imposes criminal penalties for transmission of or allowing access to certain obscene communications over the Internet and other computer services and contains additional provisions intended to protect minors. In addition, America's Carriers Telecommunication Association ("ACTA") recently filed a Petition for Declaratory Ruling Special Relief, and Institution of Rulemaking (the "ACTA Petition") before the Federal Communications Commission ("FCC"), arguing that the FCC has authority to regulate the Internet and, as such, should regulate, as they do the telecommunications carriers, providers of computer software products (such as the Company) which enable voice transmission over the Internet. The ACTA Petition requests the FCC to declare its authority over interstate and international telecommunications services using the Internet, to order providers of the aforementioned software to cease the sale of such software pending a rulemaking, and to institute a rulemaking body to govern the use of the Internet as a means for providing telecommunications services. The enactment of the 1996 Act, and of any similar laws or regulations in the future, may decrease the growth or use of the Internet, which could in turn decrease the demand for the Company's services and products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results and financial condition.

         While the acquisition of Datastorm, Inset, and other acquisitions previously completed during fiscal 1995 have broadened the Company's product portfolio and sales distribution channels, the acquisitions have resulted in the Company competing with other companies and in markets where it has not previously competed. The Company has also made investments in certain companies, and anticipates that it may make additional synergistic acquisitions and investments in the future. There are significant business risks associated with acquisitions, including the successful combination of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, diversion of management's attention away from day-to-day matters and the integration of the acquired products. Additionally, there may be an adverse impact on revenues of acquired companies due to the transition of products' sales and marketing and research and development activities. The Company's success will depend, in part, on its ability to integrate the operations of acquired companies and effectively utilize the acquired intellectual property.

         The Company's distributor and reseller customers also carry the products of Microsoft and other of the Company's competitors, many of whom have substantially greater financial resources than the Company. The distributors and resellers have limited capital to invest in inventory and their decisions to purchase the Company's products and in the case of resellers, to give them critical shelf space, is partly a function of pricing, terms and special promotions offered by the Company's competitors, over which the Company has no control and which it cannot predict.

         The Company's pattern of revenues and earnings may be affected by the phenomenon known as "channel fill." Channel fill occurs following the introduction of a new product or a new version of products as distributors buy significant quantities of the new product or version in anticipation of sales of such product or version. Following such purchases, the rate of distributors' purchases often declines, depending on the rates of purchases by end users or "sell-through." The phenomenon of "channel fill" may also occur in anticipation of price increases or in response to sales promotions or incentives, some of which may be designed to encourage customers to accelerate purchases that might otherwise occur in later periods. Channels may also become filled simply because the distributors are unable to, or do not, sell their inventories to retail distribution or end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories. Consequently, there can be no assurance that existing inventories will not adversely impact the sales of future periods. In addition, between the date the Company announces a new version or new product and the date of release, distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or new product. Such order delays or cancellations can cause material fluctuations in revenues from one quarter to the next. Net revenues may be materially affected favorably or adversely by these effects.

         The Company operates with relatively little order backlog; therefore, if near-term demand for the Company's products weaken in a given quarter, there could be a material adverse effect on revenues and on the Company's operating results. Like other manufacturers of packaged software products, Quarterdeck is exposed to the risk of product returns from distributors and reseller customers. Although Quarterdeck believes that it provides adequate allowances for returns, there can be no assurance that actual returns in excess of recorded allowances will not result in a material adverse effect on business, operating results and financial condition.

FACTORS AFFECTING QUARTERLY RESULTS AND STOCK PRICE

         The Company has in the past experienced wide fluctuations in its operating results and stock price, and the Company's future operating results and stock price could be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and quarterly operating results may experience significant fluctuations and be unpredictable as the result of a number of factors including, among others, introduction of new or enhanced products by the Company or its competitors, rapid technological changes in the Company's markets, seasonality of revenues, changes in operating expenses and general economic conditions. Any shortfalls in revenues or quarterly results could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period.

         Net income per share is calculated using the treasury stock method (see Note 9 of Notes to Consolidated Unaudited Financial Statements).
Increases in the price of Quarterdeck's stock can have an adverse impact on the calculation of net income per share in that period as more outstanding instruments are included as common shares outstanding.

         As a result of the foregoing factors and other factors that may arise in the future, the market price of the Company's common stock may be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer industry or the securities markets in general.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, Quarterdeck's cash and cash equivalents totaled $23,816,000 as compared to cash and cash equivalents of $5,384,000 and short term investments of $34,285,000 at September 30, 1995. During the six months ended March 31, 1996 the Company's total cash and short term investments has declined by $15,853,000, while the cash and cash equivalents balance has increased by $18,432,000. The decrease in cash and short-term investment balances result primarily from approximately $4.9 million of investments made by the Company in strategic technologies, including the stock of certain companies possessing such technology, payments of approximately $4.4 million of acquisition and restructuring charges, and $10.1 million in capital investments, including $5.2 million for the construction of a new facility in Columbia, Missouri, that will house Datastorm. The building is not yet complete and the amount invested appears on the accompanying Balance Sheets as Note receivable from Related Party - see Note 14. The completion of the facility requires an additional investment of cash from the Company. However, management is presently exploring the potential of a sale-leaseback transaction and other financing options. There can be no assurance that the Company will be successful in obtaining such financing with acceptable terms and conditions.

         During the six months ended March 31, 1996, Datastorm paid out $7.3 million in dividends to its shareholders prior to their acquisition by Quarterdeck. This payment represents a large component of the decrease in Cash and short term investments of the resulting combined Company.

As a result of the growth of the Company, changes in net operating assets consumed $22.7 million. The largest component of which was the increase in Accounts receivable. At March 31, 1996, Accounts receivable totaled $28,987,000, compared to $13,621,000 at September 30, 1995, an increase of $15.4 million. Accounts receivable balances at March 31, 1996 reflect the increased net revenues and the release of certain significant new products during the current period. The Company is also continuing to expand its distribution channels into mass merchants and warehouse clubs which require longer credit terms. As a result, a large portion of the revenues from new products released during the quarter
were shipped under terms not due by March 31, 1996.    Working capital at March
31, 1996 amounted to $41,052,000, an increase of $11,562,000, as compared to $29,490,000 at September 30, 1995.

         On March 28, 1996, the Company issued $25.0 million principal amount of 6% Convertible Senior Subordinated Notes, due 2001, to a single institutional investor in a private placement pursuant to the terms of a Note Agreement, dated March 1, 1996 (the "Note Agreement"). The Notes are convertible generally after April 1, 1997, at an initial conversion price of $21.18 per share. The conversion price is adjustable for certain below market equity issuances and the Notes contain other customary anti-dilution provisions. The Notes may be prepaid without penalty, subject to conversion, anytime between April 1997 and April 1999 if the Company's Common Stock had been trading, for 20 of the 30 trading days preceding notice of prepayment, approximately 18% above the then current conversion price.

         The Company has an unsecured revolving line of credit (the "Credit Facility") from a bank and may borrow the lesser of 80% of Eligible Accounts Receivable or $12 million. The current term of the line of credit matures February 13, 1997. The line can be used for general corporate purposes, including investments and acquisitions, and bears interest, at the Company's option, at either the bank's reference (prime) interest rate or the U.S. offshore rate plus a margin of 1.25% on the first $6 million of borrowings and a margin of 1.50% thereafter. The line is subject to the Company complying with certain customary financial covenants and restrictions, including a prohibition of the payment of dividends, other than those payable solely in capital stock, and a prohibition of any stock repurchase activity. At March 31, 1996 the Company did not have any borrowings outstanding under the line.

         The Company believes existing cash and short-term investments, plus funds provided by operations and borrowing capacity under the line of credit, will be sufficient to fund operations for the balance of the year. The Company's capital requirements are dependent on management's plans regarding the levels and timing of additional acquisitions or investments. The Company may require additional capital in connection with the potential acquisition of or investment in additional companies and software product rights in the future. However, there is no guarantee that such additional financing will be available, or if available, will be available on acceptable terms. Any decision to obtain financing through debt or through equity investment will depend on various factors, including, among others, financial market conditions, strategic acquisition and investment opportunities, and developments in the Company's markets. The sale of additional equity securities or future conversion of any convertible debt would result in additional dilution to the Company's stockholders.

         The Company conducts business in various foreign currencies and is therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the date that they are consummated. The Company is also subject to certain exposures arising from the translation and consolidation of the financial results of its foreign subsidiaries. The Company utilizes operational hedging to the extent possible to mitigate the Company's transaction exposures. The Company has also hedged residual transaction exposures through the use of forward foreign exchange contracts. However, there can be no assurance that actions taken to manage such exposures will continue to be successful or that future changes in currency exchange rates will not have a material impact on the Company's future operating results. The Company does not hedge either its translation risk or its economic risk.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was a defendant in an action initially commenced on June 29, 1995 by Corum Group Ltd. ("Corum"), in King County (Washington) Superior Court against Landmark Research International Corporation ("Landmark"). On July 7, 1995, Corum filed an amended complaint asserting tort and breach of contract claims against the Company and two former shareholders of Landmark. The lawsuit arose out of the Company's acquisition of Landmark on June 30, 1995. Among other things, Corum claims that it acted as a "broker" in the transaction and sought approximately $2,900,000 from Quarterdeck it claims it is owed as a commission with respect to the acquisition. The Company removed the action to U.S. District Court, Western District of Washington and asserted affirmative defenses, counter-claims and third-party claims. During the current quarter, the Company settled the case with Corum. The Company's ultimate payment for the settlement approximates the amount previously accrued by the Company, and accordingly had an immaterial effect on the results of operations.

         The Company is a defendant in various other pending claims and lawsuits consistent with the industry. Management believes that the disposition of such matters will not have a material adverse impact on the results of operations or financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES

         The Credit Facility and the Note Agreement both contain prohibitions from the payment of cash dividends by the Company. See notes 5 and 11 to the accompanying Condensed Consolidated Unaudited Financial Statements. The Company's prior and present intention was to retain any earnings to finance the operations, growth and possible additional acquisitions.

         As noted in Item 4, proposal two below, the Company's Certificate of Incorporation was amended during the current quarter to increase the number of shares of Common Stock authorized for issuance by the Company from 30,000,000 to 50,000,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on February 2, 1996, four proposals were submitted to the Company's stockholders. A brief description of those proposals and the results of the voting are as follows:

         Proposal One - Election of Director for a three year term.

                 Nominee                   Votes For                         Votes Withheld
                 -------                   ---------                         --------------
                 Frank W. T. LaHaye        21,575,438                        347,151

         Dr. Howard L. Morgan, King R. Lee, and Gaston Bastiaens continued their respective terms of office as directors.

         Proposal Two- Approval of amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance by the Company from 30,000,000 to 50,000,000.

                 Voting Results
                 --------------
                 For                               20,892,130
                 Against                              409,266
                 Abstain                               46,288
                 Broker Non Vote                      574,905

         Proposal Three - Approval of an amendment to the Company's 1990 Stock Plan to increase the number of shares of stock authorized for issuance thereunder from 3,000,000 to 6,000,000.

                 Voting Results
                 --------------
                 For                               10,311,998
                 Against                            4,625,746
                 Abstain                               48,304
                 Broker Non Vote                    6,936,541

         Proposal Four - Ratification of appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending September 30, 1996.

                 Voting Results
                 --------------
                 For                               21,810,109
                 Against                               50,178
                 Abstain                               62,302
                 Broker Non Vote                            0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Exhibits: Previously filed on April 12, 1996 with the Securities and Exchange Commission as Exhibits to the Form 8-K with respect to the Company's acquisition of Datastorm Technologies, Inc, and incorporated herein by this reference.

         99.1 Agreement and Plan of Reorganization among Quarterdeck Corporation, DTI Acquisition Corporation, Datastorm Technologies, Inc. and the shareholders of Datastorm Technologies, Inc. listed on the execution pages thereto, dated as of March 28, 1996.

         99.2 Escrow Agreement among Quarterdeck Corporation, American Stock Transfer and Trust Company, as Escrow Agent, DTI Acquisition Corporation and the shareholders of Datastorm Technologies, Inc. listed on the execution pages thereto, dated as of March 28, 1996.

         99.3 Registration Rights Agreement among Quarterdeck Corporation and the shareholders of Datastorm Technologies, Inc. listed on the execution pages thereto, dated as of March 28, 1996.

         99.4 Note Agreement between Quarterdeck Corporation and The Northwestern Mutual Life Insurance Company, dated as of March 28, 1996.

(a)(2)  Exhibits accompanying this filing:

         99.8 Credit Agreement dated as of February 14, 1996 between Quarterdeck Corporation and Bank of America N.T. & S.A., together with the First Amendment to the Credit Agreement dated as of March 28, 1996.

         (b)     Reports on Form 8-K:

                 A Form 8-K with respect to the Company's acquisition of Datastorm Technologies, Inc. was filed with the Securities and Exchange Commission on April 12, 1996.

                 A Form 8-K with respect to the Company's acquisition of Inset Systems Inc. was filed with the Securities and Exchange Commission on January 16, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                            QUARTERDECK CORPORATION
                                                                         (REGISTRANT)





Date: May 13, 1996                                                  \s\ Gaston Bastiaens
                                                                    --------------------
                                                                    Gaston Bastiaens
                                                                    President and Chief Executive Officer




Date:  May 13, 1996                                                 \s\ Frank Greico
                                                                    ----------------
                                                                    Frank Greico
                                                                    Sr. Vice President and
                                                                    Chief Financial Officer