Form 10-Q
period 1996-06-30
QUARTERDECK CORP
filed 1996-08-14
CIK 707668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
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


                           YES  X                 NO
                               ---                   ---

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of July 31, 1996 was 36,205,788

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 1996

                                      INDEX

                           PART I.  FINANCIAL INFORMATION                                   PAGE NO.
                                                                                            --------
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Unaudited Condensed Balance Sheets
            as of June 30, 1996 and September 30, 1995                                           3

         Consolidated Unaudited Condensed Statements of
            Operations for the three months and nine months
            ended June 30, 1996 and 1995                                                         4

         Consolidated Unaudited Condensed Statements of Cash Flows for the nine
            months ended June 30, 1996 and 1995                                                  5

         Notes to Consolidated Unaudited Condensed Financial  Statements                         6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                      11

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                      19

ITEM 2.  CHANGES IN SECURITIES                                                                  19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                       19

SIGNATURES                                                                                      20

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                                                 (Unaudited)
                                                                   JUNE 30,              SEPTEMBER 30,
                                                                      1996                    1995
                                                                 ----------                  -------
Current assets:
      Cash and short-term investments                            $   14,409                  $39,669
      Trade accounts receivable                                      12,623                   13,621
      Deferred tax asset                                              4,515                    2,178
      Refundable income taxes                                         3,284                        -
      Inventories                                                     3,376                    2,281
      Other current assets                                            5,021                    4,006
                                                                 ----------                  -------

               Total current assets                                  43,228                   61,755

      Building                                                        8,720                        -
      Note Receivable from Related Party - Building                       -                      469
      Equipment and leasehold improvements                           11,897                    8,335
      Capitalized software costs                                      4,433                    2,807
      Other assets                                                    8,795                    3,333
                                                                 ----------                  -------

                                                                 $   77,073                  $76,699
                                                                 ==========                  =======

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                           $    7,855                  $13,582
      Accrued liabilities                                            15,331                   14,973
      Current portion of long-term obligations                           17                      255
      Loan payable to bank                                            2,000                        -
      Accrued acquisition, restructuring  and other charges           3,380                    3,455
                                                                 ----------                  -------

               Total current liabilities                             28,583                   32,265

      6% Convertible notes, due March 31, 2001                       25,000                        -
      Long-term obligations, less current portion                       114                      164
                                                                 ----------                  -------

               Total liabilities                                     53,697                   32,429

Stockholders' equity:
      Preferred stock (authorized: 2,000 shares; issued and
           outstanding:  none)                                            -                        -
      Common stock (authorized: 50,000 shares; issued
           and outstanding: 32,414 and 31,173 shares)                    31                       31
      Treasury stock                                                   (559)                    (559)
      Additional paid-in-capital                                     49,673                   40,002
      Retained earnings (Accumulated deficit)                       (25,185)                   5,359
      Foreign currency translation adjustment                          (584)                    (563)
                                                                 ----------                  -------

               Total stockholders' equity                            23,376                   44,270
                                                                 ----------                  -------

                                                                 $   77,073                  $76,699
                                                                 ==========                  =======


        The accompanying notes are an integral part of these consolidated unaudited condensed financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     JUNE 30,                      JUNE 30,
                                               1996             1995          1996           1995
                                            ---------        ---------     ---------       --------
Net revenues                                $  16,022        $  28,091     $ 105,683       $ 86,302
Cost of revenues                               11,252            8,120        36,045         25,008
                                            ---------        ---------     ---------       --------

         Gross margin                           4,770           19,971        69,638         61,294

Operating expenses:
         Research and development               5,365            3,937        15,875         10,540
         Sales and marketing                   17,089            7,699        48,253         21,320
         General and administrative             9,216            4,913        20,907         15,780
         Acquisition and restructuring          1,660            3,459         9,130          3,603
                                            ---------        ---------     ---------       --------

         Total operating expenses              33,330           20,008        94,165         51,243

Operating income, (loss)                      (28,560)             (37)      (24,527)        10,051
Other income, net                               1,305              600         1,718          1,279
                                            ---------        ---------     ---------       --------

Income, (loss) before income taxes            (27,255)             563       (22,809)        11,330
Provision (benefit) for income taxes           (4,307)              33        (3,431)           355
                                            ---------        ---------     ---------       --------

Net income (loss)                           $ (22,948)       $     530     $ (19,378)      $ 10,975
                                            =========        =========     =========       ========


Net income, (loss) per share                $   (0.73)       $    0.02     $   (0.62)      $   0.34
                                            =========        =========     =========       ========

Shares used to compute net income,
  (loss) per share                             31,547           32,383        31,421         31,820
                                            =========        =========     =========       ========


Additional unaudited pro forma data:
         Income, (loss) before
            income taxes                    $ (27,255)       $     563     $ (22,810)      $ 11,330
         Pro forma income taxes                (4,307)             648         3,432          3,163
                                            ---------        ---------     ---------       --------
         Pro forma net income (loss)        $ (22,948)       $     (85)    $ (19,378)      $  8,167
                                            =========        =========     =========       ========
         Pro forma net income
            (loss) per share                $   (0.73)       $    0.00     $   (0.62)      $   0.26
                                            =========        =========     =========       ========
         Shares used to compute
            pro forma net income
            (loss) per share                   31,547           31,771        31,421         31,820
                                            =========        =========     =========       ========


        The accompanying notes are an integral part of these consolidated unaudited condensed financial statements

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                                 NINE MONTHS ENDED JUNE 30,
                                                                                  1996                1995
                                                                              ---------               -------
Cash flows from operating activities:
      Net income                                                              $(19,378)               $10,975
      Adjustments to reconcile net income to net
         cash (used) provided by operating activities:
         Depreciation and amortization of equipment and
            leasehold improvements                                               4,406                  2,838
         Amortization of capitalized software costs                              3,341                  1,206
         Stock compensation                                                          -                     42
         Elimination of duplicate net income from
            acquired entities                                                     (717)                  (384)
         Loss on sale and abandonment of assets                                      -                     34
      Changes in assets and liabilities, net of acquisitions:
               Trade accounts receivable                                         1,230                 (3,396)
               Refundable income taxes                                          (3,065)                 6,301
               Inventories                                                        (689)                  (882)
               Other current assets                                             (1,359)                  (470)
               Deferred tax asset                                               (2,202)                (1,344)
               Other assets                                                     (4,571)                   (45)
               Accounts payable                                                 (5,759)                (3,514)
               Accrued liabilities                                                (716)                 3,843
               Accrued acquisition, restructuring and other charges                (75)                 2,245
               Foreign currency translation adjustment                             (43)                   285
                                                                              --------                -------
                  Total adjustments                                            (10,219)                 6,759
                                                                              --------                -------
                  Net cash (used) provided by operating  activities            (29,597)                17,734
                                                                              --------                -------
Cash flows from investing activities:
         Purchases of marketable securities                                          -                (85,630)
         Sales of marketable securities                                         34,285                 80,092
         (Decrease) increase in unrealized gain, marketable securities            (195)                     -
         Capital expenditures                                                  (16,113)                (2,111)
         Capitalized software costs                                             (3,169)                  (865)
         Proceeds from sale of assets                                                -                      2
         Advances to affiliates                                                      -                 (1,100)
         Cash acquired in acquisitions                                             177                    559
         Purchases of minority interest of other companies                           -                 (1,700)
                                                                              --------                -------
                  Net cash provided (used) by investing activities              14,985                (10,753)
                                                                              --------                -------
Cash flows from financing activities:
         Principal payments under long-term obligations                           (238)                   (74)
         Dividends to shareholders of acquired entity                           (7,307)                (7,904)
         Notes payable to related parties                                            -                    891
         Net proceeds from issuance of common stock                              4,182                    348
         Proceeds from issuance of  Convertible Notes                           25,000                      -
         Proceeds from bank construction loan                                    2,000                      -
                                                                              --------                -------
                  Net cash provided (used) by financing activities              23,637                 (6,739)
                                                                              --------                -------
                  Net increase in cash and cash equivalents                      9,025                    242
                  Cash and cash equivalents at beginning of period               5,384                  9,879
                                                                              --------                -------
                  Cash and cash equivalents at end of period                  $ 14,409                $10,121
                                                                              ========                =======


Supplemental disclosure of cash flow information:
      Cash paid during the period for:
          Interest                                                                  39                     10
          Income tax                                                             1,594                     50
      Non-cash transaction:
          Tax benefits arising from exercise of non-qualified stock options      1,100                     42


        The accompanying notes are an integral part of these consolidated unaudited condensed financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying consolidated condensed financial statements of Quarterdeck Corporation are unaudited (except for the Balance Sheet as of September 30, 1995) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in Quarterdeck's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, and in the Company's Form S-4 and Form 8-K regarding the Company's acquisition of Inset Systems, Inc. ("Inset"), and in the Company's Form S-3 and Form 8-K regarding the Company's acquisition of Datastorm Technologies, Inc. ("Datastorm") and in the Company's Form 8-K regarding the Company's acquisition of Future Labs, Inc. ("Future Labs") In the opinion of management, the accompanying consolidated unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation. The results of operations for the three and nine month periods ended June 30, 1996 are not necessarily indicative of results to be expected for the full fiscal year.

2.       GENERAL

         Quarterdeck Corporation develops, markets and supports computer software products and offers services in two strategic business areas: utilities and Internet solutions. Quarterdeck is a leader in bringing utilities solutions to the Windows 3.x, Windows 95, Windows NT and DOS environments. The company also offers a line of Internet applications and telecommunications and collaborative computing products for corporate, small business and individual users. The company's diverse customer base includes government, education, corporate, small business and individual users (SOHO). The company has offices in England, France, Germany and Australia, with its European headquarters based in Dublin, Ireland.

         The Company was incorporated in California in 1982 as Quarterdeck Office Systems. In June 1991, the Company changed its state of incorporation from California to Delaware. In February 1995, the Company changed its name to Quarterdeck Corporation. In September 1995, the Company moved its principal offices to 13160 Mindanao Way, Marina del Rey, California, 90292; its telephone number is (310) 309-3700. Quarterdeck's Internet home page can be located on the World Wide Web at http://www.quarterdeck.com/. Unless the context otherwise indicates, the "Company" and "Quarterdeck" refer to Quarterdeck Corporation, its predecessor and its subsidiaries.

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

4.       ACQUISITIONS AND STRATEGIC INVESTMENTS

         On July 18, 1996 Quarterdeck completed the acquisition of Vertisoft Systems, Inc., ("Vertisoft") a developer and publisher of utility software. Quarterdeck issued 3.5 million shares of common stock in exchange for all of the outstanding stock of Vertisoft. Since the transaction closed subsequent to the periods reported on herein, the results of Vertisoft are not included in the accompanying financial statements. The transaction will be accounted for as an immaterial pooling of interests and therefore, the consolidated financial statements that will be issued covering the fourth quarter of 1996 and later, will be restated to include Vertisoft for all periods beginning on or after October 1, 1995.

         On May 15, 1996, Quarterdeck consummated the acquisition of Future Labs, Inc., a developer of real-time collaborative technology. Quarterdeck issued 663,768 shares of common stock in exchange for all of the outstanding stock of Future Labs. The transaction was accounted for as an immaterial pooling of interests and therefore, the consolidated financial statements for all periods beginning on or after October 1, 1995 have been restated to reflect the combined operations of Quarterdeck and Future Labs.

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

         Datastorm had a calendar year end and accordingly, the Datastorm statement of operations for the year ended December 31, 1995, was restated and combined with the Quarterdeck statement of operations for the fiscal year ended September 30, 1995. In order to conform Datastorm's year end to Quarterdeck's fiscal year end, the consolidated unaudited condensed statement of operations for the nine months ended June 30, 1996 includes three months (October, November, December 1995) for Datastorm, which are included in the consolidated statement of operations for the fiscal year ended September 30, 1995. Accordingly, an adjustment has been made to Retained earnings during the nine months ended June 30, 1996 for the duplication of net income of $717,000 for the three month period ended December 31, 1995. Other results for such three month period of Datastorm include net sales of $9,283,000 and a gross margin of $5,146,000. The consolidated financial statement for the nine months ended June 30, 1995 combines Quarterdeck's financial statements for the nine months ended June 30, 1995 with Datastorm's financial statements for the nine months ended September 30, 1995.

         Datastorm's S corporation status terminated upon acquisition by Quarterdeck. Datastorm's undistributed earnings for all periods prior to the merger have been reclassified to Additional paid-in-capital in the combined financial statements in accordance with pooling of interests accounting.

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

         On December 24, 1995, the Company and a Belgian venture capital group, formed a new entity, Quarterdeck Flanders N.V. ("QDF"), for the purpose of the development, integration and commercialization of advanced software products utilizing certain advanced speech technologies. These products will be designed to complement the Company's existing and future products. The Company has entered into a five year renewable exclusive license with QDF for publishing its products. QDF has entered into a three year exclusive license with Lernout & Hauspie Speech Products N.V. ("LHSP") covering certain product types and applications. The Company has also made an equity investment in LHSP. LHSP is a developer and licensor of advanced speech technologies. The Company purchased 50.002% of QDF in exchange for an agreement to make a capital contribution of $900,000. Such contribution has not been made as of the date of this report. The financial position and results of operations, from inception, approximately January 1, 1996, of QDF are wholly immaterial to the attached financial statements and are therefore not included in the financial statements presented herein.

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

         Quarterdeck has entered into an agreement to purchase approximately 80% of the outstanding shares of capital stock of Limbex Corporation ("Limbex") that it currently does not own. The acquisition is expected to close on or before August 16, 1996. The purchase price is based on a formula but is expected to result in Quarterdeck's payment of approximately, 1.3 million shares of its common stock during the quarter ending September 30, 1996 in exchange for all of the shares of Limbex Corporation common stock. In addition, Quarterdeck will be obligated to pay on the one year anniversary of the closing of the acquisition approximately $3.6 million in cash or shares of Quarterdeck common stock as valued at such time, or a combination thereof (all at Quarterdeck's election) in consideration for the outstanding shares of Limbex preferred stock. Limbex is responsible for providing much of the intelligent agent search technology that is incorporated into the Company's WebCompass product. This investment is also accounted for under the cost method of accounting, but will be consolidated after the acquisition is completed.

         During the quarter ended June 30, 1996, Quarterdeck issued 198,165 shares of common stock in exchange for Pinnacle's right, title, and interest in the Company's CleanSweep utility software. Quarterdeck is also obligated to pay certain minimum royalties of $200,000 per year for four years commencing no later than March 31, 1997. The Company has paid an additional $100,000 and is obligated for an additional $200,000, as payment for consulting services and a non-competition agreement with the principal of Pinnacle.

         On July 16, 1996 the Company purchased certain assets and technology relating to remote control software from Interlink Technology Co. ("Interlink") as an essential part of the Company's communication product line. Quarterdeck issued 205,000 shares of common stock and is obligated to issue approximately $1,381,000 worth of additional shares, up to a maximum of 205,000 additional shares, on the six month anniversary of the closing date based on the trading price of Quarterdeck common stock at such time. The acquisition will be accounted for as a purchase.

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

8.       CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at June 30, 1996 amounted to $14,409,000.

9.       COMPUTATION OF NET INCOME PER SHARE

The income (loss) per common and common equivalent share for the three and nine month periods ended June 30, 1996 and 1995 have been computed using the weighted average number of common and common stock equivalent (unless anti-dilutive), shares outstanding for each period as summarized below (000's omitted):

                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                    JUNE 30,                            JUNE 30,
                                            1996               1995              1996               1995
                                           ------             ------            ------            ------
Weighted average common
  stock outstanding during period          31,547            30,970             31,421            30,909

Common stock equivalents of
   stock options outstanding                    -             1,413                  -               911
                                           ------             ------            ------            ------
Shares used in net income
   (loss) per share calculation            31,547             32,383            31,421            31,820
                                           ======             ======            ======            ======



         Common stock equivalents generally consist of outstanding stock options and shares of common stock held in escrow.

         The weighted average number of shares of common stock outstanding during each of the periods has been adjusted to reflect the issuance of 921,218 shares of common stock issued in connection with the Inset acquisition and to reflect the issuance of 5.2 million shares of common stock issued in connection with the Datastorm acquisition. The weighted average number of shares of common stock outstanding during the periods beginning on or after October 1, 1995 have been adjusted to reflect the issuance of 663,768 shares of common stock issued in connection with the Future Labs acquisition. Primary and fully diluted net income per share are the same amounts for each of the periods presented. For those periods the Company incurred a net loss, the share amounts exclude 678,000 shares, which are anti-dilutive, that are in escrow, in connection with the Inset, Datastorm, and Future Labs acquisitions.

10.      ACQUISITION AND RESTRUCTURING CHARGES

         Acquisition and other similar charges incurred amounted to $1.7 million and $9.1 million, for an after-tax per share cost of $0.05 and $0.25 respectively, for the three and nine months ended June 30, 1996. These charges relate primarily restructuring charges and acquisition costs incurred in connection with the acquisitions of Future Labs in June of 1996, Datastorm in March of 1996 and Inset in December 1995. These expenses principally include fees for financial advisory, legal and accounting services, personnel severance and benefits, and other related expenses. The remaining portion of the acquisition and other charges relate to additional restructuring charges and acquisition costs incurred during those periods.

         Accrued acquisition, restructuring and other charges decreased from $3,455,000 at September 30, 1995 to $3,380,000 at June 30, 1996. Payments made against accrued balances during the three and nine months ended June 30, 1996 amounted to $2,864,000 and $9,205,000 respectively. Additional accruals for the current quarter were related to restructuring charges and the Future Labs acquisition and amounted to $1,660,000. Accruals during the first two quarters amounted to $6,349,000 and related to the acquisitions of Datastorm and Inset.

11.      BANK CREDIT LINE

         On August 13, 1996, the Company's revolving credit facility with Bank of America was amended, and the bank waived the Company's non-compliance with certain financial covenants therein for the quarter ended June 30, 1996. The Company may borrow the lesser of 75% of Eligible Accounts Receivable or $15.0 million. As of July 31, 1996 the maximum available borrowing the Company could be eligible for under this line was approximately $7.5 million. The line is secured by Quarterdeck's domestic accounts receivable and inventory. The current term of the line of credit matures June 30, 1997. The line can be used for general corporate purposes, including investments and acquisitions, and bears interest, at the Company's option, at either the bank's reference (prime) interest rate plus 0.50% or the U.S. offshore rate plus a margin of 2.00%. The line is subject to the Company complying with certain customary financial covenants and restrictions, including a prohibition of the payment of dividends, other than those payable solely in capital stock, and a prohibition of any stock repurchase activity. At June 30, 1996 the Company did not have any borrowings outstanding under the line.

         In April of 1996, the Company borrowed $2.0 million from a bank to partially finance the completion of the building which is under construction in Columbia, Missouri. The loan is a renewable one year loan with principal and all accrued interest, at a rate of 4.5% per annum, due April 5, 1997. It is the Company's intention to renew the loan when due. The loan is secured by all equipment owned by the Datastorm subsidiary.

          On August 6, 1996, the Company's Datastorm subsidiary secured construction financing from a bank of up to $5.0 million with an interest rate equal to the bank's commercial base rate, currently 8.25%, which is secured by the Columbia, Missouri building which is under construction. The loan is guaranteed by Quarterdeck and is believed to be sufficient to complete construction. The principal amount plus any unpaid interest is due
February 7, 1997.

12.      PRO FORMA DATA

         The consolidated unaudited condensed statements of operations includes a pro forma presentation for an estimate of the amount of income taxes which would have been recorded if Datastorm and Landmark (the entities newly pooled with Quarterdeck) had been C Corporations for all periods presented.

13.      BUILDING

         Prior to being acquired by Quarterdeck, Datastorm loaned to a partnership, whose partners were Datastorm shareholders, funds the partnership used to commence the construction of a new building which is planned to house Datastorm. In connection with the acquisition, the Company was obligated to acquire the building from the partnership. The advances were carried in Note receivable from related party on the Balance sheet. During the quarter ended June 30, 1996 the Company completed the acquisition of the building in exchange for, among other things, cancellation of the Note receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations focuses primarily on the results of the Company's operations, liquidity, and capital resources. This item should be read in conjunction with the consolidated financial statements, the notes thereto and other information, including information set forth in the Company's Form 10-K for the fiscal year ended September 30, 1995 and in the Company's Forms S-4, S-3 and Forms 8-K regarding the Company's acquisitions of Future Labs, Datastorm and Inset filed with the Securities and Exchange Commission.

         In addition to an analysis of recent and historical financial results, the Form 10-K includes an analysis of certain of the Company's business risks, including risks which are inherent to software development as well as specific trends and uncertainties relating to the competitive environment in which the Company operates. The Company has sought to identify and disclose the significant risks to its business. However, the Company cannot predict where or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues which the Company faces now or may face in the future. In particular, the Company has recently completed a number of acquisitions and made investments in certain companies and may make additional acquisitions. Investors should carefully read the Form 10-K together with this Form 10-Q and all other recent filings the Company has made with the Securities and Exchange Commission, and consider all such risks before making an investment decision with respect to the Company's stock

         This Form 10-Q contains forward-looking statements which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Within this Form 10-Q, words such as "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies, sell-through of products in the sales channel, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses and other factors described throughout this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

RESULTS OF OPERATIONS

         As a result of the numerous strategic acquisitions the Company has completed in the past 18 months, management is focusing significant effort on the effective integration of all operations. The Company is in the process of eliminating redundant functions and processes including certain production, technical support and administrative functions. The slower than anticipated integration of the acquired companies has directly contributed to generally higher operating expenses for the Company as a whole. While the Company has recently taken significant steps as part of its overall restructuring plan, there can be no assurance that the Company will succeed in reducing expenses and returning to profitability.

         Net Revenues: Net revenues for the three months ended June 30, 1996 decreased by $12,069,000 or 43.0% while net revenues for the nine months ended June 30, 1996 increased by $19,381,000 or 22.5%, in relation to the comparative periods of the prior year. The current quarter's sales decrease is due in large part to a significant decline in sell-through levels for memory management products that the Company is about to update; a decline in the historic rates of sell-through of PROCOMM PLUS data communications software following unusually high sell-through after the new product launch in the March quarter; and slower than planned integration of the Company's acquisitions.

         The decline in sell-through of memory management products is primarily attributed to the continuing decrease in the cost of memory (DRAM) together with the fact that current versions of the Company's memory management products are nearing the end of their product life-cycle. The Company plans to release new and updated versions of these products in the coming months. The delayed release of PROCOMM from the Fall of 1995 to February of 1996 led to unusually high initial sell-through levels due to pent up demand.
Consequently, a return to normal sales levels led to reduced sell-through as compared to the quarter ended March 31, 1996. Continued weakness in sales of the Company's memory management and/or communications products would have a material adverse effect on future revenues.

         The reduction in sell-through of the Company's memory management and communication products resulted in higher than anticipated channel inventory levels. In order to bring inventory levels in line with current and anticipated sell-through levels the Company decided to reduce shipments of these products. In addition to these revenue reductions, the Company recorded an additional reserve for sales returns to provide for future returns as well as actual returns during the June quarter. This additional reserve further reduced net revenues for the three months ended June 30, 1996 to approximately $16 million.

         The increase in nine month net revenues compared with the prior year period result primarily from an increasingly diversified product portfolio resulting from internal product development and the sales increases of acquired products, particularly Datastorm's PROCOMM PLUS. The Company has also broadened its distribution capabilities through expansion of its distribution network and acquisition of a direct sales organization.

         Net revenues from European and other international distributors, dealers and end-users outside of the United States for the three and nine months ended June 30, 1996 amounted to $3,927,000 and $20,464,000, representing 24.5% and 19.4% of the Company's net revenues. Comparative amounts from the prior year three and nine month periods were $5,060,000 and $11,705,000 or 18.0% and 13.6% of net revenues. The increased proportion of sales to foreign markets compared to prior periods illustrate a present trend toward increased business from outside the US as a percentage of its total revenue. There can be no assurance that this trend will continue, or that foreign operations and sales will continue to be successful. However, it is management's present belief that growth in the industry is a worldwide phenomenon and that the Company should make attempts to position itself to generate sales in both foreign and domestic markets.

         Due to the inherent uncertainties in software development and in the microcomputer software industry, the Company is unable to predict whether the net revenue trends noted above will continue.

         Cost of Revenues: The Company's cost of revenues includes product packaging, documentation and diskettes, manufacturing expenses, amortization of capitalized software costs, technical support costs as well as translation costs and royalties paid to third parties. The cost of revenues as a percentage of net revenues increased to 70.2% for the three month period ended June 30, 1996 compared to 28.9% for the three month period ended June 30, 1995. The nine month comparative figures also show an increase in cost of revenues as a percentage of net revenues to 34.1% for the nine month period ended June 30, 1996 compared to 29.0% for the nine month period ended June 30, 1995. The three month percentage increase results largely from decreased revenues over which to spread indirect, or semi-fixed costs of revenues, including production and technical support costs. Certain of these production and support costs were higher than the Company anticipated as a result of slower than expected integration of acquired operations. As a result of focusing the internet business unit towards information management and collaboration/communications products, the Company recorded charges during the June quarter related to the write-off of third party capitalized software costs and prepaid royalties. In addition, the Company increased reserves for obsolete or slow-moving inventory resulting from the current level of product sell-through with respect to Internet products the Company no longer plans to actively market.

         In order to conform to evolving financial reporting practices by the software industry, the Company is reporting the amortization of capitalized software and technical support costs, including salaries, as costs of revenues for all periods presented. Such costs were previously classified as research and development and sales and marketing expenses, respectively.

         Capitalized software development and purchased software costs are amortized over a period of one to three years, commencing upon initial product release. Fluctuations in amortization expense between periods may arise depending on the amount of software costs incurred and capitalized for particular software products and their respective release dates and amortization periods. Amortization of capitalized software costs increased from

$285,000 for the three month period ended June 30, 1995 to $1,036,000 for the three month period ended June 30, 1996. This expense also increased for the nine months ended June 30, 1996 to $2,861,000 from $1,206,000 for the comparative period of the prior year. The increase in amortization of software development costs is consistent with the growth of fiscal year to date revenues and the increased product offerings by the Company together with the aforementioned charges.

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

         Research and Development: Research and development expenses consist primarily of salaries and benefits and consulting fees to support product development, including product testing and documentation. Research and development expense for the three months ended June 30, 1996 increased to $5,365,000 or 33.5% of net revenues from $3,937,000 or 14.0% of net revenues for the comparable period of the prior year. For the nine month periods these expenses also increased to $15,875,000 or 15.0% of net revenues from $10,540,000 or 12.2% of net revenues. The increase in research and development expense is due to increased research and development staffing levels and to increases in payments to third parties for contracted product development required to support the Company's expanding internet and utilities product development efforts.

         The Company capitalized $2,117,000 of purchased software costs during the three months ended June 30, 1996. The Company did not capitalize any internal software development costs, since the majority of development efforts incurred during the periods related to new products for which technological feasibility had not yet been established.

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

         Sales and Marketing, and General and Administrative: Sales and marketing, and general and administrative expenses consist of salaries and commissions and related costs of administrative, sales and marketing, and customer service personnel as well as advertising, trade show and promotional expenses and facilities costs. For the three and nine months ended June 30, 1996, Sales and marketing expenses increased by $9,390,000 and $26,933,000 respectively over comparable periods of the prior year, while increasing as a percentage of net revenues from 27.4% to 106.7% and from 24.7% to 45.7% for the three and nine months ended June 30, 1996, respectively. Due to the lead times required for the commitment of marketing programs, the Company was unable to reduce these expenses commensurate with the reduction in revenues. The increase in expense over the comparative period of the prior year includes an increase in cooperative sales expenses of $2.5 million, in advertising and direct marketing costs of $2.2 million, and in personnel costs of $2.3 million. Expenditures were also incurred for the expansion of the Company's direct sales organization. Quarterdeck believes substantial sales and marketing efforts are essential to successfully introduce new products, to achieve revenue growth and to maintain and enhance the Company's competitive position. However, as a result of competitive pressure, the international and direct sales operations, as well as the introduction of new and upgraded products, Quarterdeck does expect the expenses associated with these efforts to continue to constitute its most significant operating expense. There can be no assurance that these increased sales and marketing efforts will be successful or that management will be successful in effectively reducing these costs.

         For the three and nine months ended June 30, 1996, General and administrative expenses increased by $4,303,000 and $5,127,000 respectively over the comparative periods of the prior year, while increasing as a percentage of net revenues, from 17.5% to 57.5% for the three months ended, and from 18.3% to 19.8% for the nine months ended June 30, 1995 and 1996, respectively. The current quarter increase includes an increase in facilities costs, including depreciation, of $1.8 million and an increase in numerous other miscellaneous categories totaling nearly $2.0 million. By the end of the quarter the Company had eliminated approximately sixty employees on its way to the planned eleven percent reduction of its workforce. The elimination of redundant positions, consolidation of facilities and the restructuring of the Company into two core business units, Utilities and Internet, has resulted in a reduction in operating expenses expected to result in annual cost savings in excess of $20.0 million annually.

         Other Income: Other income for the three and nine months ended June 30, 1996, includes approximately $1,435,000 of gain on the sale of a portion of the Company's investment in the common stock of Lernout & Hauspie.

         Acquisition, Restructuring, and Other Charges: These charges incurred amounted to $1.7 million and $9.1 million, for an after-tax per share cost of $0.05 and $0.25 respectively, for the three and nine months ended June 30, 1996. These charges relate primarily to acquisition and subsequent restructuring costs. Such restructuring costs were incurred in order to take advantage of economies of scale, eliminate redundant functions and in an attempt to reduce overall operating costs in connection with the acquisitions of Datastorm in March 1996, and Inset in December 1995. Acquisition expenses include fees for financial advisory, legal and accounting services, and other related expenses. The Company expects to incur significant acquisition and related charges in the future quarter ending September 30, 1996 in connection with the Vertisoft and Limbex acquisitions.

         Income Taxes: The Company's estimated current effective tax rate of 16% (benefit) reflects the amount of tax benefit the Company believes it will realize over the remainder of the year. Prior to March 28, 1996, Datastorm, which was acquired during the second quarter, was an S corporation whereby the income tax effects of Datastorm's activities accrued directly to its shareholders. Similarly, the income tax effects of Landmark's activities accrued to it's shareholders prior to it having been acquired by Quarterdeck in June of 1995.

         At June 30, 1996, the Company had a net deferred tax asset of $4,515,000, net of a valuation allowance of $8,386,000. This net deferred tax asset is comprised of the estimated tax effect of expected future reversing temporary differences, relating in part to tax losses and to charges taken for book purposes that are not deductible for federal income tax purposes until the amounts are paid in the future, net of the valuation allowance. Management believes that it is more likely than not that the Company will realize benefit of the net deferred tax asset. Further reduction of the valuation allowance is dependent on a number of factors including the timing of reversal of the temporary differences, and an assessment of the future realization of the deferred tax assets.

         Net Income: Net income for the three and nine months ended June 30, 1996 decreased to a loss of $22,948,000 or $0.73 per share and $19,378,000 or $0.62 per share from $530,000 or $0.02 per share and $10,975,000 or $0.35 per share, respectively as compared to the comparable periods of the prior year.

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

         While Quarterdeck expects that memory management will continue to add value to Windows 95 and legacy systems, the Company has expanded its focus from a sole reliance on memory management to a broader base of desktop utilities. In September 1995, Quarterdeck released the first of several new system utility products for Windows 95, including: WinProbe (a system and hardware diagnostic), CleanSweep (a disk management utillity) and MagnaRAM (a memory compression utility). QEMM, Quarterdeck's leading memory management product, was upgraded to version 8.0 with the inclusion of several new technologies and is targeted to provide solutions for Windows 95 as well as new enhanced support for Windows 3.1 and continued support for DOS. In July 1996, Quarterdeck released the second wave of new system utilities for Windows 95 with the release of Fix-IT (a pacesetting software configuration diagnostic and correction tool), Zip-IT (a drag-and-drop utility for creating and maintaining compressed files), Name-IT (a utility to allow Windows 95 long filenames in 16-bit applications) and Remove-IT (a windows uninstallation utility). The combination of Remove-IT and CleanSweep give Quarterdeck an unprecedented leading position in the Windows uninstaller market. While Quarterdeck has diluted its reliance on memory management with the introduction of new utility products, like WinProbe, CleanSweep and Fix-IT, there can be no assurance that any of these technologies will continue to provide sufficient benefit to the user over and above what the base operating systems, applications and hardware can provide.

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

         The Company's Internet-related products compete with Internet access, creation and server tools from a variety of companies, including Microsoft Corporation, Netscape Communications Corporation and other connectivity, networking and Internet software application developers, Internet access providers and other on-line service providers, as well as operating system vendors, including Microsoft Corporation and IBM. The original Mosaic browser developed by the National Center for Supercomputing Applications is available for download in electronic format for free from the Internet. Certain competitors have also made versions of their Internet access, creation and server products available on the Internet for users to download at no charge or for extended evaluation. In addition, the market for Internet products may be adversely impacted to the extent that vendors of PC hardware or PC operating systems incorporate Internet tools, functions or capabilities within their operating systems or PC hardware and thereby reduce the market for stand-alone Internet products.

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

         There are currently few laws or regulations directly applicable to access or to commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. Such laws and regulations may cover issues such as user privacy, pricing and characteristics and quality of products and services. The Telecommunications Act of 1996 (the "1996 Act"), which was recently enacted and the judicial interpretation of which is uncertain, imposes criminal penalties for transmission of or allowing access to certain obscene communications over the Internet and other computer services and contains additional provisions intended to protect minors. In addition, America's Carriers Telecommunication Association ("ACTA") recently filed a Petition for Declaratory Ruling Special Relief, and Institution of Rulemaking (the "ACTA Petition") before the Federal Communications Commission ("FCC"), arguing that the FCC has authority to regulate the Internet and, as such, should regulate, as they do the telecommunications carriers, the providers of computer software products (such as the Company) which enable voice transmission over the Internet. The ACTA Petition requests the FCC to declare its authority over interstate and international telecommunications services using the Internet, to order providers of the aforementioned software to cease the sale of such software pending a rulemaking, and to institute a rulemaking body to govern the use of the Internet as a means for providing telecommunications services. The enactment of the 1996 Act, and of any similar laws or regulations in the future, may decrease the growth or use of the Internet, which could in turn decrease the demand for the Company's services and products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results and financial condition.

         While the acquisition of Future Labs, Datastorm, Inset, and other acquisitions previously completed during fiscal 1995 have broadened the Company's product portfolio and sales distribution channels, the acquisitions have resulted in the Company competing with other companies and in markets where it has not previously competed. The Company has also made investments in certain companies, and anticipates that it may make additional synergistic acquisitions and investments in the future. There are significant business risks associated with acquisitions, including the successful combination of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, diversion of management's attention away from day-to-day matters and the integration of the acquired products. Additionally, there may be an adverse impact on revenues of acquired companies due to the transition of products' sales and marketing and research and development activities. The Company's success will depend, in part, on its ability to integrate the operations of acquired companies and effectively utilize the acquired intellectual property.

         The Company's distributor and reseller customers also carry the products of Microsoft Corporation and other of the Company's competitors, many of whom have substantially greater financial resources than the Company. The distributors and resellers have limited capital to invest in inventory and their decisions to purchase the Company's products and in the case of resellers, to give them critical shelf space, is partly a function of pricing, terms and special promotions offered by the Company's competitors, over which the Company has no control and which it cannot predict.

         The Company's pattern of revenues and earnings were affected during the third quarter, and may be affected in the future by the phenomenon known as "channel fill." Channel fill occurs following the introduction of a new product or a new version of products as distributors buy significant quantities of the new product or version in anticipation of sales of such product or version. Following such purchases, the rate of distributors' purchases often declines, depending on the rates of purchases by end users or "sell-through." The phenomenon of "channel fill" may also occur in anticipation of price increases or in response to sales promotions or incentives, some of which may be designed to encourage customers to accelerate purchases that might otherwise occur in later periods. Channels may also become filled simply because the distributors are unable to, or do not, sell their inventories to retail distribution or end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories. Consequently, there can be no assurance that existing inventories will not adversely impact the sales of future periods. In addition, between the date the Company announces a new version or new product and the date of release, distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or new product. Such order delays or cancellations can cause material fluctuations in revenues from one quarter to the next. Net revenues may be materially affected favorably or adversely by these effects.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, Quarterdeck's cash and cash equivalents totaled $14,409,000 and has further declined to approximately $10,000,000 as of July 31, 1996, as compared to cash and cash equivalents of $5,384,000 and short term investments of $34,285,000 at September 30, 1995. During the nine months ended June 30, 1996 the Company's total cash and short term investments has declined by $25,260,000. The decrease in cash and short-term investment balances result primarily from the Company's year to date losses, payment of dividends by acquired companies prior to acquisition, approximately $5.9 million of investments made by the Company in strategic technologies, including the stock of certain companies possessing such technology, and $13.4 million in capital investments, including $8.2 million for the construction of a new facility in Columbia, Missouri, that will house Datastorm. On August 6, 1996, the Company's Datastorm subsidiary secured construction financing from a bank of up to $5.0 million with an interest rate equal to the bank's commercial base rate, currently 8.25%, which is secured by the Columbia, Missouri building which is under construction. The loan is guaranteed by Quarterdeck and is believed to be sufficient to complete construction. The principal amount plus any unpaid interest is due February 7, 1997. In addition, management is presently exploring the potential of a sale-leaseback transaction and other long-term financing options with respect to the building. There can be no assurance that the Company will be successful in obtaining such long-term financing with acceptable terms and conditions. Working capital at June 30, 1996 amounted to $14,645,000, a decrease of $14,845,000, as compared to $29,490,000 at September 30, 1995.

         On March 28, 1996, the Company issued $25.0 million principal amount of 6% Convertible Senior Subordinated Notes, due 2001, to a single institutional investor in a private placement pursuant to the terms of a Note Agreement, dated March 1, 1996 (the "Note Agreement"). The Notes are convertible generally after April 1, 1997, at an initial conversion price of $21.18 per share. The conversion price is adjustable for certain below market equity issuances and the Notes contain other customary anti-dilution provisions. The Notes may be prepaid without penalty, subject to conversion, anytime between April 1997 and April 1999 if the Company's Common Stock had been trading, for 20 of the 30 trading days preceding notice of prepayment, approximately 18% above the then current conversion price. The Note Agreement limits the Company's indebtedness for borrowed funds, other than the Notes, to 50% of Consolidated Net Worth (as defined in the Note Agreement.)

         On August 13, 1996, the Company's revolving credit facility with Bank of America was amended, and the bank waived the Company's non-compliance with certain financial covenants therein for the quarter ended June 30, 1996. The Company may borrow the lesser of 75% of Eligible Accounts Receivable or $15.0 million. As of July 31, 1996 the maximum available borrowing the Company could be eligible for under this line was approximately $7.5 million. The line is secured by Quarterdeck's domestic accounts receivable and inventory. The current term of the line of credit matures June 30, 1997. The line can be used for general corporate purposes, including investments and acquisitions, and bears interest, at the Company's option, at either the bank's reference (prime) interest rate plus 0.50% or the U.S. offshore rate plus a margin of 2.00%. The line is subject to the Company complying with certain customary financial covenants and restrictions, including a prohibition of the payment of dividends, other than those payable solely in capital stock, and a prohibition of any stock repurchase activity. At June 30, 1996 the Company did not have any borrowings outstanding under the line. As of July 31, 1996, the Company had borrowings of $1.25 million outstanding under the line.

         The Company believes existing cash and cash equivalents, plus funds provided by operations, borrowing capacity under the line of credit and projected borrowing against the Datastorm facility should be sufficient to fund operations for the coming twelve months. Nevertheless, the Company is presently exploring various financing alternatives, including equipment financing, secured debt, convertible debt, additional sales of equity securities and the sale of certain of its prior investments in order to finance the core business of the Company and help provide adequate working capital for operations. Over the short term, the Company expects to increase its borrowings under its credit facility and that anticipated increases in sales (as compared to the June quarter) will increase the Company's borrowing base under the facility. In addition, the expense reductions resulting from the restructuring should provide additional funds from operations in future quarters. However, there is no guarantee that increased sales will occur or that any such increase will result in adequate operating funds, or that such additional financing will be available, or if available, will be available on acceptable terms. Should product shipments be delayed, or should construction of the Datastorm facility not be completed as planned, or should the Company experience significant shortfalls in planned revenues, or experience unforeseen expenses, the Company might not be able to fund operations for the coming twelve months. Any decision to obtain financing through debt or through equity investment will depend on various factors, including, among others, financial market conditions, strategic acquisition and investment opportunities, and developments in the Company's markets. The sale of additional equity securities or future conversion of any convertible debt would result in additional dilution to the Company's stockholders.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a defendant in various pending claims and lawsuits. Management believes that the disposition of such matters will not have a material adverse impact on the results of operations or financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES

         The Credit Facility and the Note Agreement both contain prohibitions from the payment of cash dividends by the Company. See notes 5 and 11 to the accompanying Condensed Consolidated Unaudited Financial Statements. The Company's prior and present intention was to retain any earnings to finance the operations, growth and possible additional acquisitions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)(1)   Exhibits

         10.1 Waiver and Second amendment to Credit Agreement dated as of August 13, 1996, between Quarterdeck Corporation and Bank of America N.T. & S.A.

         10.2 Registration Rights Agreement among Quarterdeck Corporation and the shareholders of Vertisoft Systems, Inc., dated as of July 18, 1996. (Which supercedes the version of such agreement filed with the Form 8-K with respect to the Vertisoft acquisition listed below.)

         (b)      Reports on Form 8-K:

                  A Form 8-K, restating for certain material acquisitions, the financial information contained in the Company's report on Form 10-K for the year ended September 30, 1995 was filed with the Securities and Exchange Commission on June 25, 1996.

                  A Form 8-K/A with respect to the Company's acquisitions of Datastorm and Inset was filed with the Securities and Exchange Commission on May 24, 1996.

                  A Form 8-K, with respect to the Company's May 15, 1996 acquisition of Future Labs. was filed with the Securities and Exchange Commission.

                  A Form 8-K with respect to the Company's acquisition of Datastorm Technologies, Inc. was filed with the Securities and Exchange Commission on April 12, 1996.

                  A Form 8-K with respect to the Company's July 18, 1996 acquisition of Vertisoft was filed with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    QUARTERDECK CORPORATION
                                                  (REGISTRANT)





Date: August 14, 1996                    \s\ Gaston Bastiaens
                                         --------------------
                                         Gaston Bastiaens
                                         President and Chief Executive Officer




Date:  August 14, 1996                   \s\ Frank Greico
                                         ----------------
                                         Frank Greico
                                         Sr. Vice President and
                                         Chief Financial Officer