Form 10-K
period 1996-09-30
QUARTERDECK CORP
filed 1996-12-30
CIK 707668

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                           COMMISSION FILE NO. 0-19207


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

       Registrant's telephone number, including area code: (310) 309-3700
        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, PAR VALUE $0.001

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             YES  X                 No
                                 ---                   ---

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           The aggregate market value of the voting stock (based on the last sale price of such stock as reported by the National Association of Securities Dealers Automated Quotation National Market System) held by non-affiliates of the registrant as of November 30, 1996 was $233,497,695.

           The number of shares of the Registrant's common stock outstanding as of November 30, 1996 was 37,665,882.

                      DOCUMENTS INCORPORATED BY REFERENCE:

           Portions of the Company's definitive Proxy Statement for the annual meeting to be held on February 12, 1997 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

GENERAL

           Quarterdeck Corporation develops, markets and supports computer software products and offers services in two strategic business units: Utilities and Communications and Internet Solutions. Quarterdeck creates smart tools that enhance computing on Desktop PC's, the Internet, and intranet. The Company offers software solutions for corporate, small business, government, education and individual users in a number of areas including performance enhancement; disk, file and space management; software and hardware diagnostics/conflict resolution; communications; internet search and enablement; and graphics conversion.

           The Company was incorporated in California in 1982 as Quarterdeck Office Systems. In June 1991, the Company changed its state of incorporation from California to Delaware. In February 1995, the Company changed its name to Quarterdeck Corporation. The Company's principal offices are located at 13160 Mindanao Way, Marina del Rey, California, 90292; its telephone number is (310) 309-3700. Quarterdeck's Internet home page can be located on the World Wide Web at http://www.quarterdeck.com/. Quarterdeck also has offices in England and Australia, with its European headquarters based in Dublin, Ireland. Unless the context otherwise indicates, the "Company" and "Quarterdeck" refer to Quarterdeck Corporation, its predecessor and its subsidiaries.


           During the last two years, management pursued a strategy to expand the number of products offered by the Company in the utilities market and to enter the Internet/intranet related markets and reduce reliance on memory management products. This strategy was effected, in part, through eleven significant acquisitions including two which also provided direct marketing capabilities to supplement the established distributor network upon which the Company had historically relied. Along with the technology and products obtained by the Company, it also acquired a much larger administrative organization. The expenses associated with the acquisitions are reflected in the accompanying financial statements and contributed to the significant losses incurred in the fourth quarter and for the fiscal year ended September 30, 1996. As a result, management has focused on accelerating the slower than anticipated acquisition integration process during the last quarter of fiscal 1996 culminating in the announcement and adoption of a comprehensive corporate-wide restructuring plan. The Company is currently completing such restructuring which includes a reduction of approximately 40% of the workforce, elimination of redundant functions, integration of redundant operations, reduction and elimination of development and marketing efforts in certain non-core product lines, and is focusing on improving its ability to develop and release new products or enhanced versions of its existing products to better compete in a rapidly changing marketplace.

ACQUISITIONS

           One element of Quarterdeck's current strategy is to focus on the integration of the acquisitions that have been completed over the past two years. Partially as a result of the acquisitions and subsequent restructuring, the Company believes it is now well positioned to provide a broad range of software products that enhance computing on desktop PCs, the Internet and intranet. Quarterdeck, though it has no current plans to do so, may continue to make strategic acquisitions and investments, as necessary, to provide certain technology and products for its overall product strategy.

      In the last fiscal year, the Company has completed acquisitions of the following companies:

Company Acquired                                      Date of Acquisition             Software or Activity Acquired
----------------                                      -------------------             -----------------------------
Inset Systems, Inc. ("Inset")                         December 29, 1995               Utility applications (Hijaak)
Datastorm Technologies, Inc.                          March 28, 1996                  Data communications
(and Limited)  ("Datastorm")                                                          (Procomm)
Future Labs, Inc. ("Future Labs")                     May 15, 1996                    Collaborative technology
                                                                                      (TALKShow)
Interlink Technology ("Interlink")                    July 16, 1996                   Remote control software
Vertisoft Systems, Inc. ("Vertisoft")                 July 18, 1996                   Utility products and
                                                                                      Direct mail distribution
Limbex Corporation ("Limbex")                         August 14, 1996                 Metasearch technology,
                                                                                      WebCompass product line

Additionally, on June 6, 1996, the Company acquired the CleanSweep utility technology from Pinnacle Software, Inc. ("Pinnacle")

During the fiscal year ended September 30, 1995, the Company completed acquisitions of the following companies:

Company Acquired                                      Date of Acquisition             Software or Activity Acquired
----------------                                      -------------------             -----------------------------
Landmark Research International Corporation           June 30, 1995                   Utilities software (MagnaRAM and WINProbe) and
("Landmark")                                                                          direct marketing organization
Internetware, Inc. ("Internetware")                   August 28, 1995                 Internet software for Novell networks (IWare
                                                                                      Connect) and development resources
Prospero Systems Research,Inc. ("Prospero")           September 28, 1995              Internet Relay Chat software and development
                                                                                      resources
StarNine Technologies, Inc. ("StarNine")              September 29, 1995              Macintosh based Internet server software
                                                                                      (WebStar) and on-line marketing capabilities


PRODUCTS

           The following table summarizes Quarterdeck's principal products by its two strategic business units and the operating system(s) on which they run:

           PRINCIPAL PRODUCTS                       OPERATING SYSTEMS
           ----------------------------------------------------------
           UTILITIES PRODUCTS
             QEMM (Quarterdeck Expanded
               Memory Manager)                      Windows 95, Windows 3.x, DOS
             MagnaRAM 97                            Windows 95, Windows 3.x
             SpeedyROM                              Windows 95
             DESQview                               DOS
             WINProbe 95                            Windows 95, Windows 3.x
             Fix-It                                 Windows 95
             CleanSweep                             Windows NT, Windows 95, Windows 3.x
             Remove-It                              Windows 95, Windows 3.x
             Partition-It                           Windows 95, Windows 3.x
             Zip-It                                 Windows NT, Windows 95, Windows 3.x

             Name-It                                Windows 95
             Hijaak 95                              Windows 95
             Hijaak Pro                             Windows 95


           COMMUNICATIONS AND INTERNET PRODUCTS

             Procomm Plus 95                        Windows 95
             Procomm Plus                           Windows 3.x, Windows 95 compatible
             Procomm Rapid Remote                   Windows 95
             WebCompass                             Windows NT, Windows 95, Windows 3.x
             WebTalk                                Windows 3.x, Windows 95 compatible
             Quarterdeck WebSTAR for Windows 95/NT  Windows 95, Windows NT
             Quarterdeck WebSTAR for Macintosh      Apple Macintosh
             Quarterdeck WebAuthor                  Windows 3.x, Windows 95 compatible
             Quarterdeck TotalWeb                   Windows NT, Windows 95, Windows 3.x
             Quarterdeck Iware Connect              Novell NetWare 3.x and above, Windows
                                                    3.x, Windows
                                                    95 compatible
             Iware InternetSuite                    Novell NetWare 3.x and above, Windows
                                                    3.x, Windows 95 compatible
             DESQview/X                             DOS

UTILITIES -

Quarterdeck's utility products are designed to enhance the performance of personal computers running Microsoft Windows 3.x, Windows 95, Windows NT and DOS software.

The Company produces utility products in four primary categories: Performance Enhancement; Software and Hardware Diagnostics/Conflict Resolution; Disk, File and Space Management; and Graphic Utilities.

Performance Enhancement

QEMM (QUARTERDECK EXPANDED MEMORY MANAGER)

QEMM(R), Quarterdeck's flagship memory management product, is a memory manager for personal computers providing more available memory for applications running under Windows 95, Windows 3.x and DOS. The latest version, QEMM 8, was released in November 1995. Version 8 includes memory solutions and reporting utilities for Windows 95 and Windows 3.x, as well as continued support for DOS systems. QEMM 8 incorporates memory optimizing technology which helps both Windows 95 and Windows 3.x users maximize their available memory for applications, as well as the Resource Manager, which allows more applications to run and multitask under Windows 3.x. Incorporated within QEMM is Manifest, a system reporting information utility program that runs under Windows and DOS. Manifest displays memory usage and recommends changes to make more efficient use of available memory resources. Under Windows 95 or Windows 3.x, Manifest gives detailed reports on memory usage by the operating system itself and the programs running under it.

MAGNARAM 97

In September 1996, Quarterdeck began shipping MagnaRAM(TM) 97, an updated version of MagnaRAM 2. This 32-bit program combines data compression technology with other technologies that are designed to improve the operating performance of personal computers running Windows 95. The resultant gains allow most users to run more and larger programs and, in many cases, load and run programs faster. The benefits of MagnaRAM 97 accrue primarily to users of Pentium-based Windows 95 systems with 16 mega bytes or more of memory.

SPEEDYROM

Released in March 1996, SpeedyROM(TM) is a performance enhancement utility for CD-ROMs running under Windows 95. Using caching technology, SpeedyROM is designed to intelligently access frequently used information from CD-ROMs, automatically providing user performance improvements.


Software and Hardware Diagnostics/Conflict Resolution

FIX-IT

Launched in July 1996, Vertisoft Fix-It(TM) is a comprehensive troubleshooter and problem solver for Windows 95. Fix-It automatically detects and corrects errors in hundreds of applications including games, utilities, and Internet software, utilizing an extensive problem-solving database of over 1,000 popular applications. Fix-It also provides automatic detection and correction of application conflicts, hardware configuration problems, and Windows environment problems. Fix-It is designed to automatically alert a user when new conflicts or problems arise and provide a solution to many problems. Fix-It also includes a crash-protection system that intercepts many fatal errors caused by applications before those errors cause a system to crash. As a result, many system crashes are prevented. The product also includes an online directory of support contact information for hundreds of leading software and hardware manufacturers.

WINPROBE 95

WINProbe(TM) is a troubleshooting toolbox designed to diagnose hardware problems in Windows 95 and Windows 3.1 systems. Quarterdeck began shipping the latest version, WINProbe 95, in June 1996. WINProbe 95 provides over 200 comprehensive tests that let users determine the cause of many hardware problems.


Disk, File and Space Management

PARTITION-IT

Partition-It(TM) for Windows 95 and Windows 3.1 is a new utility specifically designed for today's large hard drives. Partition-It is designed to improve a computer's storage capacity by dividing it into more manageable sections, without putting the users data at risk.
Partition-It automatically calculates the optimal cluster size for maximum storage; divides a high-capacity drive into many smaller partitions; and moves data and applications between partitions utilizing the Move-It(TM) technology.

CLEANSWEEP 3.0

CleanSweep(R) is designed to enhance the performance of Windows by safely finding and removing outdated, unnecessary or unwanted files, applications and system components, thus freeing up valuable disk space.

Quarterdeck began shipping CleanSweep 3.0, the first Internet-enabled 32-bit application removal and system clean-up utility, in October 1996. The new version incorporates SafetySweep(TM) technology designed to provide safe, effective removal of unwanted files and programs. Automatic wizards, which can be accessed from the program or directly from within the Windows 95 Explorer, can be used to easily uninstall, backup or move most applications. Its Registry Genie(TM) guides the user through understanding and editing the windows system Registry that contains the inner-workings of Windows 95 and NT. CleanSweep is currently the only application removal software that supports Windows 95, NT and
3.1. Finally, the program's new Update-It(TM) feature is designed to automatically download updated versions of CleanSweep and its Application Knowledge Base from the Internet. The Update-It technology is planned to be incorporated into future versions of other Quarterdeck products. Update-It and WebCompass, illustrate Quarterdeck's efforts into the area of intelligent agent technology.

REMOVE-IT

Vertisoft Remove-It(TM) for Windows 95 is a comprehensive application and file removal system. It is specifically designed to remove any 32-bit or 16-bit application, duplicate or orphaned file, old faxes, unneeded backups and a host of other electronic debris that builds up on the hard drive. Remove-It's Log-It feature automatically records new installations for accurate removal. It's Cleanup Coach guides the user through cleaning unneeded applications and files off the hard drive. It's Smart Disk Agent is designed to automatically keep the system efficient by alerting users to new unneeded applications and files, and low system resources. Both Remove-It for Windows 95 and Remove-It 2 for Windows
3.1 are included.

ZIP-IT

Vertisoft Zip-It(TM) makes creating PKZIP-compatible compressed files as easy as dragging and dropping, letting users quickly view and extract compressed files downloaded from online services or the Internet by simply pointing and clicking. Files can be reduced in size by up to 98% in Windows 95, 3.1 or NT. Zip-It features Windows drag-and-drop file compression; point-and-click file unzipping; a built-in viewer for popular Windows file types; and the ability to view, edit, and run zipped files without extracting them. Internet functionality is provided through a Netscape Navigator(R) plug-in module. The product is fully integrated with Windows 95 Explorer and File Manager.

Graphic Utilities

HIJAAK PRO

Quarterdeck shipped HiJAAK(R) Pro 4.0 in July 1996. HiJAAK Pro is designed to provide an extensive set of graphic tools to aid productivity. The product allows the user to convert, view and manage graphics in over 85 raster, vector and metafile formats. Shortcut menus provide access to view and convert most graphics file, including complex formats such as Postscript, DXF, DWG, IGES, 3DS and VRML. Extensive screen capture functionality enables users to capture portions of their screen and save it as a graphic file. Cataloging and thumbnailing features allow users to create personalized catalogs within the Windows 95 Explorer containing detailed information on graphics files, including user-defined key words.


COMMUNICATIONS AND INTERNET SOLUTIONS

Quarterdeck's Internet and Communications products are designed to provide solutions for users to view, share, find and communicate information over the Internet, inside intranets (private distributed data networks) or through other standard communications methods. Key categories include Communications and Internet Search and Enabling.

Communications:

PROCOMM PLUS FOR WINDOWS 95

ProComm Plus(R) for Windows 95, which started shipping in September 1996, is the latest iteration of the PC communications program, ProComm Plus. The product is specifically designed to provide a wide range of communication options, including a new remote control feature, fax, data communications and Internet support. Each communications module is accessible from within a single intuitive interface, and can run concurrently by utilizing Windows 95 multitasking technology. Fax capabilities include OCR, annotation, fax viewer, broadcast fax, and fax request. Extensive data communications support includes 11 file transfers and 36 terminal emulations, as well as RIPscript support. The included remote control functionality allows control of a remote PC, with a host of advanced security features including data encryption and Turbo Transfer(TM) technology for high speed file transfers. Extensive Internet functionality is provided, including news, mail, Microsoft(R) Internet Explorer browser, FTP and Telnet.

PROCOMM PLUS 3.0 (WINDOWS 3.1)

ProComm Plus(R) 3.0, for users of Windows 3.1 systems, includes all the functionality of the Windows 95 version, without the inclusion of Microsoft Internet Explorer and the remote control software.

PROCOMM RAPIDREMOTE

ProComm(R) RapidRemote(TM) is targeted at the market for departmental and small business telecommunications. Shipped in December 1996, the product is designed to be an effective method to control another PC, including copying files or opening remote applications. The initial version supports Windows 95, while subsequent versions are expected to support Windows 3.1 and Windows NT. The product features a broad range of remote control technologies, including advanced fast screen refresh technology, high-speed access, SmartWizards, which automatically walk the user through set-up to get connected securely and easily, and a host of security features.



Internet Search & Enabling:

WEBCOMPASS

WebCompass(TM) 2.0, first shipped in December 1996, is a PC-based metasearch tool for the World Wide Web, capable of simultaneously accessing and retrieving information from multiple information sources. Once a subject has been searched, WebCompass is designed to create detailed summaries of the data, rank the results for relevancy, and allow the user to update the subject(s) automatically. Organization options allow the user to further categorize a search subject, and fine-tune subsequent searches. Search results can also be posted to a web page, allowing users to maintain a constantly updated information source published to other users. The new version provides a Windows Explorer-style interface and a significant increase in speed.

IWARE CONNECT 2.0

Quarterdeck IWare Connect(TM), is designed to provide secure and cost-effective Internet access for Novell NetWare LANs. It installs onto a single central NetWare server using resident TCP/IP, eliminating the need for installation on each networked PC. Quarterdeck IWare Connect provides network security, and can hide the identity of each workstation and safeguard against most break-in attempts. The network administrator can control Internet access by user, group, time-of-day, application and destination. Quarterdeck IWare Connect also provides Intranet access, so users can distribute internal information on local NetWare networks.

WEBSTAR FOR MACINTOSH

StarNine began shipping WebSTAR(R) for Macintosh 2.0 in November 1996. WebSTAR is designed to allow the user to publish and serve information onto the World Wide Web using a Macintosh. Key features of WebSTAR for Macintosh include: (i) compatibility with Microsoft and Netscape, (ii) support for forms and clickable maps, (iii) integration with both Macintosh and SQL databases, (iv) scriptable and recordable with AppleScript, (v) domain and IP address level access controls, (vi) support for thousands of connections per hour, (vii) remote administration from anywhere on the Internet, (viii) control of multiple servers from one Macintosh, and (ix) the ability to publish information from many sources. Through the power of AppleScript, WebSTAR for Macintosh can communicate with other applications on the user's Macintosh to publish many items contained in those programs. The WebSTAR Security Toolkit is specifically designed to provide authentication and encryption using the Secure Sockets Layer (SSL) standard to ensure that Web connections are completely private. This enables WebSTAR for Macintosh to encrypt the data transmitted.

Product Development

Quarterdeck plans to focus its internal development efforts and service offerings in the areas of Utilities and Communications and Internet Solutions and to license and publish tactical and opportunistic products to leverage Quarterdeck's channels of distribution. Quarterdeck's products and services are planned, designed, developed, documented, and tested using both internal resources and outside contracting.

The Company's product development activities expanded and diversified during fiscal 1996. The Company continued to enhance its proprietary core software technologies and released a number of new products and new product versions. In particular, development activities were focused on delivering products which enhance Windows 95 and Windows NT operating systems. The Company believes its expertise and experience in DOS and Windows operating systems and communications give it a strong technology foundation from which to achieve it's goal of delivering products that enhance the user's computing experience.

The Company focused substantial development efforts on the Internet market in the past year. The Company is now moving its focus away from providing infrastructure technology for the Internet as this area continues to be in flux and is dominated by Microsoft and other major companies who in many cases provide this technology free. The Company is refocusing its efforts on Internet development in two areas; making all products Internet aware and making use of the Internet to expand the capabilities of products, and marketing products that add value to the Internet/intranet. These value-added products directly address use of the Internet and intranet by managing, connecting, searching, and organizing Internet/intranet information.

The Company has developed and acquired certain technologies which will help it achieve its goals. The memory management technology provides expertise in delivering capabilities aimed at controlling software conflicts and automatically resolving certain problems in Microsoft Windows. The intelligent search agent technology in WebCompass provides a core for searching and managing information from the Internet and intranets.

The Company anticipates that its development activities over the next year will continue to focus on products for the Microsoft Windows environments, including products for Windows 95 and its successors, and Windows NT. The Company is investing in expanding its development using COM, ActiveX, and Java and expects these tools and approaches to positively impact the Company's development schedules to better compete in a rapidly changing competitive environment.


           Research and development expenses were $21,314,000, $14,286,000 and $7,520,000 in fiscal 1996, 1995 and 1994 and represented 16.0%, 12.1%, and 8.9%
of net revenues, respectively.

           Although the Company believes that its product planning and development strategies and processes will result in successful development of technology innovations in the future, because of the inherent uncertainties of software development projects and the software market in general, there can be no assurance that the Company's software development efforts will result in successful product introductions or increased revenues. Even with normal development cycles, the market environment can change so quickly that features in certain products can become outdated before or soon after market introduction.

MARKETING AND SALES

           Quarterdeck uses multiple distribution channels to deliver its products worldwide, including software distributors and dealers, value added resellers, system integrators, original equipment manufacturers, direct telemarketing, direct mail, as well as over the Internet.

           Quarterdeck supports its distributors and dealers by targeting end users directly through a variety of programs designed to create demand for its products. The Company seeks to educate individuals and key decision makers in corporations, and in the SOHO (small office/home office) and home markets, as well as government and independent software vendors about the uses for and benefits of its products. Programs include the following: (i) extensive worldwide advertising in industry magazines, local computer newspapers, trade journals and the internet; (ii) targeted direct mail campaigns using customer response cards, sales brochures and postcards; (iii) cooperative channel market development and promotional activities, and (iv) trade show and user group participation.

           The Company's sales force specializes in educating corporate and government end users as well as dealers about the Company's products. The sales organization develops leads and introduces potential customers and corporate accounts to dealers in their geographic area. In situations where large site license sales are required, the sales organization will offer the customer the option to purchase products directly from the Company. The sales organization also provides basic product support and training directly to end users.

           The Company sells its products to major software distributors for resale through software dealers. Quarterdeck's principal North American distributors are Ingram Micro, Inc., Tech Data Corporation, and Merisel, Inc. See Note 11 to the Company's Consolidated Financial Statements. Each of these distributors resells the Company's products on a non-exclusive basis. Pursuant to its domestic distribution agreements with these distributors, the Company licenses the resale of its products in the United States for one-year terms with automatic one-year renewal periods. The Company retains ownership of its proprietary rights associated with its products and agrees to indemnify the distributor for third party claims of proprietary rights infringement to the extent such claims are brought against the distributor. The distribution agreements are terminable by either party, without cause, upon written notice in advance. The Company also distributes internationally through foreign based subsidiaries of Ingram Micro, Inc., and Merisel, Inc. as well as a variety of other international distributors. The Company estimates it has more than 35,000 distribution outlets selling its products on a worldwide basis, including computer superstores, office warehouse clubs, software specialty stores, consumer electronics stores, mass merchants, general warehouse clubs, value added resellers (VAR's) and corporate resellers. Stores selling the Company's products include Egghead, CompUSA, Computer City, Best Buy, Staples, Sam's Club, Wal-Mart, Price-Costco, Stream, Software Spectrum, Harvey Norman, FNAC, Dixons, and Vobis among others. Quarterdeck trains and supports distributors and key dealers and sponsors joint marketing programs.

          The Company's return and exchange policies generally allow its distributors to return, within a contractually defined period of time, contractually limited amounts of any immediately-prior product releases in exchange for new releases. In addition, distributors may participate, quarterly, in a stock balancing program which, subject to certain limitations, allows them to return purchased products for full credit toward future purchases. The Company may also elect to accept additional returns based upon market conditions and other factors. The Company also provides its distributors with price protection rights for a contractually defined period of time from the date of purchase. End users may return defective products at any time to their dealer or distributor and the Company will make a full refund or exchange through the distributor. The Company provides allowances against trade accounts receivable for the estimated amount of product that will be returned or exchanged in accordance with these policies.

          DIRECT MARKETING: With the acquisition of Landmark in fiscal 1995, the Company obtained a direct telemarketing organization now called Quarterdeck Select. This organization was further bolstered by the direct mail organization acquired with Vertisoft in fiscal 1996. Through direct telemarketing, the Company is able to target and reach the expanding SOHO and home markets. Quarterdeck Select sells Quarterdeck software products directly to businesses and individuals. Its outbound sales division conducts telemarketing campaigns to existing and new customers using a state-of-the-art Predictive Dialing System
(PDS). Its mail order sales division mails millions of pieces of direct mail annually to individuals and small businesses. Both outbound and mail order sales representatives receive on-going product and sales training, and are well-versed in effective, proprietary selling techniques for cross-selling Quarterdeck products to maximize average order revenue. Orders are entered using an on-line order entry system that promotes efficient processing, and a high level of customer service. Quarterdeck Select's Clearwater, Florida facility also houses a large warehouse, and is fully-staffed with customer service and administrative personnel dedicated to servicing and supporting the direct-selling activities.

           INTERNATIONAL SALES: The Company's European operations are headquartered in Dublin, Ireland, with a marketing support office in Slough, England. The Company also has a sales office in Sydney, Australia, and agreements with third parties to distribute its products in Japan, Asia Pacific and Latin America.

           The Company's international marketing support offices, along with third party representatives in countries where the Company does not have marketing support offices, prepare marketing programs for each local market, educate end users and support the international distributor and dealer networks. The Company's Dublin office was established to handle order processing, technical support, localization and production for European and other international sales. The Company ships international english language versions and translated foreign language versions of its products from its Dublin facilities.

           Sales by the Company to European and other international distributors, dealers and end users outside of North America represented approximately 18%, 16% and 11% of the Company's total net revenues for fiscal years 1996, 1995 and 1994, respectively. See Note 11 of Notes to the Company's Consolidated Financial Statements for information regarding the Company's domestic and foreign operations and export sales.

           CUSTOMER SUPPORT: The Company believes a significant competitive factor in the personal computer software business is the ability to provide a high level of technical customer support. The Company provides extensive customer support to its distributors, dealers and end users. All registered users receive 90 days of pre-paid telephone technical support, which commences upon the user's initial inquiry. The Company offers several levels of paid-for telephone support programs including special "priority" programs for corporate customers.

           The Company provides 24-hour end-user support through its Q/Fax service and 1-800 ROBOTECH automated voice-response system, from which users can receive up-to-date technical information including troubleshooting techniques for advanced applications of Quarterdeck's products. Technical support notes are also available worldwide on the Company's own Bulletin Board System (BBS) and via other on-line services including the Internet and CompuServe.

COMPETITION

           The personal computer market is intensely competitive, subject to strategic alliances of hardware and software companies and characterized by rapid changes in technology and frequent introductions of new products and features. The Company's primary competitors include utility, communications and Internet software vendors. The Company's current revenues and profitability are dependent on the viability of Microsoft Windows, including Windows 95 and Windows NT, and Apple Macintosh operating systems. Additionally, the continued viability and growth of the Internet and the Worldwide Web may have an influence on revenue and revenue growth although the Company's revenues and profitability are not as dependent on Internet and Worldwide Web growth. The Company expects to encounter continued competition both from the established companies and from new companies that are now developing, or may develop, competing products. Many of Quarterdeck's existing and potential competitors have financial, marketing and technological resources significantly greater than those of Quarterdeck.

           The Company's products are designed to provide added features and functions for users of DOS, Microsoft Windows, Windows 95, Windows NT and Apple Macintosh operating systems. In some cases the Company's products compete directly with features of those operating systems. In most cases, however, the Company's products compete directly with products from other utility and communications software vendors.

           Since the introduction of Windows 95, the software market has experienced a shift to this platform. In addition, Windows NT is showing significant increased acceptance as a server and desktop operating system in corporate settings. As application programs and device drivers have been developed to take advantage of these 32-bit operating environments, the perceived need for software specifically designed to address the memory limitations inherent in DOS and Windows 3.x and in DOS-based applications has declined, resulting in a decline in the memory management segment of Quarterdeck's business. In response to these changing market conditions, the Company is now focusing substantial development efforts on new value-added products for Windows 95 and Windows NT, while continuing to support Windows 3.x, Apple Macintosh and DOS platforms. Quarterdeck released several new products for Windows 95 in fiscal 1996, including MagnaRAM 97, Fix-It 1.0, WinProbe95, Hijaak Pro 4.0, WebCompass and Procomm Plus 95 among others. However, Microsoft may incorporate advanced utilities or other features in Windows 95 or Windows NT that could have the effect of decreasing the demand for certain of the Company's products, including certain of those under development. Should Quarterdeck not be able to successfully and timely develop products that function under Windows 95 and Windows NT, and offer perceived value to Windows 95 and Windows NT users, future revenues would be adversely affected.

           Future competitive product releases may cause disruptions in orders for the Company's products while users and the marketplace evaluate the competitive products. The extent of the disruption in orders and the impact on future orders of the Company's products will depend on various factors that are not known at this time, including the level of functionality, performance and features included in the final release of these competitive products and the market's evaluation of competitive products compared to the then current functionality, performance and features of the Company's products.

           The Company's Internet-related products may compete with tools from a variety of companies, including networking and Internet software application developers. Internet access providers, on-line service providers, and Microsoft have made versions of their Internet access, creation and server products available on the Internet for users to download at no charge or for extended evaluation. This practice has adversely impacted Quarterdeck's market for comparable products. Quarterdeck is dedicating its efforts in the areas of communications and Internet Solutions towards providing value-added products and services as opposed to Internet infrastructure products. Quarterdeck is also focusing on leveraging the existence of the Internet in all of its products to provide extended capabilities for its products through the use of the Internet. Quarterdeck expects that its Procomm product line, together with its other Communications and Internet products, will provide a significant portion of future revenues. However, the revenues from such new products and services may be less than Quarterdeck anticipates due to various factors including the timing of release in relation to competitive products and services, and uncertainties surrounding the rate and extent of development of these new and emerging markets.

           The Company anticipates that the type and level of competition experienced to date will continue and may increase and that future sales of its products will be dependent upon the Company's ability to timely and successfully develop or acquire new products or enhanced versions of its existing products for Windows 95 and Windows NT, Apple Macintosh and/or other operating systems that may gain market acceptance, and to demonstrate to the user a need for the Company's products while developers of operating systems and competitive software products continue to enhance their products. To the extent that operating system enhancements, competitive products or bundling of competitive products with operating systems or computer hardware reduce the number of users who perceive a benefit from the Company's products, sales of the Company's products in the future would be adversely impacted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

           The Company believes that the primary competitive factors in the personal computer software market are product features and performance, time to market, product reliability, ease of use, product and vendor reputation, price, timeliness of product upgrades and the quality of customer support and service. Of these, time to market and price are becoming increasingly significant factors.



           The Company also competes with other companies in the personal computer software market for distributors and dealers, as well as for alliances with hardware and software vendors. The Company competes for distributors and dealers on the basis of the revenue opportunities presented by the Company's products, in addition to discounts, credit terms and promotional support.


PRODUCTION AND BACKLOG

           The principal materials and components used in the Company's products include CD-ROM, diskettes, user manuals and product display boxes, and are purchased directly from third party vendors. The Company currently utilizes both internal and third party contracted resources for the assembly, warehousing and fulfillment of its products. Outside vendors perform in accordance with Company specifications, and material quality is ensured prior to the assembly of its products. Capacity shortages for components, assembly, warehousing and fulfillment are not anticipated due to multiple third party resources available for contract; however, if such shortages did occur the Company's operating results could be materially impacted. The Company believes there are adequate supplies of and sources for the raw materials used in its products and that multiple sources are available for CD and diskette duplication, manual printing and final packaging.

           Customer order turnaround is generally within one week of receipt of the order, unless such orders are pre-orders for unreleased products. Generally the Company has relatively little, if any, order backlog at any given time and does not consider backlog to be a significant or important measure of sales for any future period.


PATENTS, TRADEMARKS AND PRODUCT PROTECTION

           Quarterdeck protects its products and technology under a combination of trade secret, patent, copyright, unfair competition and trademark laws. Quarterdeck holds two United States patents relating to memory management, one of which expires in 2010 and the other of which expires in 2011, and one of Quarterdeck's subsidiaries holds a patent relating to virtual screen overlays that expires in 2013. Quarterdeck provides its products to end users under a non-exclusive license that limits the warranties provided by and liability of Quarterdeck. The ability of software companies to enforce such licenses has not been finally determined by the United States Supreme Court, although Quarterdeck believes that its licenses are enforceable. Quarterdeck's trademark and service mark rights include rights associated with its use of its trademarks and service marks, and rights obtained by registrations of its trademarks and service marks ("marks"). Quarterdeck has applied for or obtained United States trademark registrations for certain marks and has applied for or obtained registrations in various international jurisdictions. The use and registration rights of Quarterdeck for its marks do not assure that Quarterdeck has superior rights to others that may have registered or used identical or related marks on related goods or services.

           The extent to which U.S. and foreign copyright and patent laws protect software has not been fully determined. In addition, changes in the interpretation of copyright and patent laws could expand or reduce the extent to which the Company or its competitors are able to protect their software and related intellectual property.

           Because the computer industry is characterized by technological changes, the policing of the unauthorized use of computer software is a difficult task. Software piracy is expected to continue to be a persistent problem for the packaged software industry. Despite steps taken by Quarterdeck to protect its software products, third parties still make unauthorized copies of Quarterdeck's products for their own use or for sale to others. These concerns are particularly acute in certain international markets. The Company believes that the knowledge, abilities and experience of its employees, its timely product enhancements and upgrades and the availability and quality of its support services provided to users are as significant in protecting its software products as patent, trade secret and copyright protection laws.

EMPLOYEES

           As of September 30, 1996, Quarterdeck employed 960 people worldwide. None of the Company's employees are represented by a labor union or subject to a collective bargaining agreement. Quarterdeck has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good. During September 1996, the Company commenced a comprehensive restructuring program and as of November 30, 1996 the Company employed approximately 600 people worldwide.

           Recruitment of personnel in the computer software industry is highly competitive. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain highly skilled technical, marketing and management personnel.

ITEM 2. PROPERTIES

           The Company's principal administrative, production, marketing product development and support facilities are presently located in Marina del Rey, California, occupying approximately 75,500 square feet. The Company owns a building in Columbia, Missouri, which was acquired as part of the acquisition of Datastorm. The building is approximately 152,000 square feet of which approximately 30,000 square feet is occupied by the Company. The Company also leases office space amounting to 47,900 square feet in Clearwater, Florida, and 12,500 square feet in Northern California for research and development, marketing and certain administrative functions. In addition, the Company leases space for production, sales and support offices in Dublin, Ireland, and marketing offices in Slough, England and Sydney, Australia.

           The Company is currently seeking to terminate certain existing lease obligations or sub-lease certain space as part of the comprehensive restructuring program.

ITEM 3. LEGAL PROCEEDINGS

           In November and December, two shareholder complaints were filed in the Superior Court of the State of California, County of Los Angeles, against Quarterdeck Corporation and a former officer and current officer of the Company alleging among other things, violations of certain provisions of California securities laws relating to statements made about the Company. The suits are purportedly brought on behalf of all persons who purchased the Company's common stock during the period of January 26, 1996 through June 13, 1996 and seeks damages in an unspecified amount and other relief. The Company intends to vigorously defend these actions.

           On or about September 3, 1996, a purported class action lawsuit, Marjorie Williams, et al. v. Quarterdeck Corporation, Case No. 96-3041, was filed in the Circuit Court of the Eighth Judicial Circuit, Alachua County, Florida. The complaint purports to allege claims against Quarterdeck on behalf of all licensees of MagnaRAM2 residing in the United States. The complaint alleges, among other things that MagnaRAM2 fails to significantly increase Random Access Memory or otherwise help Windows 95 and Windows 3.x users. The plaintiffs seek compensatory damages in an unspecified amount, injunctive relief, and attorney fees and costs. On October 10, 1996, Quarterdeck filed a motion seeking dismissal of the entire action pursuant to the forum non conveniens doctrine and, in the alternative, dismissal of certain allegations and causes of action for failure to state a claim. On November 25, 1996
(the date upon which Quarterdeck's motion was scheduled to be heard), counsel for plaintiffs agreed to dismiss the entire action, without prejudice. A stipulation to this effect was entered on the record before the Court. Pursuant to Florida law, plaintiffs may, within 120 days of November 25, 1996, refile the action in California and have the complaint "relate back" to the original September 3, 1996 filing date. Quarterdeck has received no communication from plaintiffs' counsel since the dismissal and cannot determine whether plaintiffs intend to refile in California. If a new class action complaint is filed, Quartedeck intends to defend the case vigorously and to oppose any effort to certify the claims for class resolution.

           The Company is a defendant in various other pending claims (including intellectual property disputes and employee claims), none of which is expected to have a material adverse impact on the results of operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the last quarter of fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

           The executive officers of the Company are as follows:

     NAME                         AGE              POSITION
     ----                         ---              --------
     King R. Lee                  56               Office of the President
     Anatoly Tikhman              40               Office of the President
     James Moise                  42               Senior Vice President and President - Quarterdeck U.S.A.
     Frank R. Greico              39               Senior Vice President and Chief Financial Officer
     Bradley D. Schwartz          37               Senior Vice President, General Counsel and Secretary
     Joseph Fusco                 46               Vice President - Utilities
     Suzanne Dickson              36               Vice President - Communications and Internet Solutions


Mr. Lee was appointed as a member of the Office of the President of the Company on August 27, 1996 and currently serves in such capacity. Mr. Lee served as Interim Chief Executive Officer of the Company from December 1994 until February 1995 and served as Interim Chief Operating Officer of the Company between July and December 1994. He was elected to the Board of Directors of the Company in July 1994. Mr. Lee is the Chief Executive Officer and Chairman of Wynd Communications Corporation, a two-way wireless messaging service provider and is President of King R. Lee & Associates, Inc., a management consulting firm, which provides consulting services to the Company. From 1987 to 1993, Mr. Lee was President and Chief Executive Officer of XTree Company, a developer of computer systems software. He serves as a director of NetSoft, Inc., Nettech Systems, Inc., Outback Resource Group, Inc., Boss Entertainment and World Childrens Transplant Fund.

Mr. Tikhman was appointed as a Senior Vice President in July 1996 and as a member of the Office of the President on August 27, 1996. Prior to July 1996, Mr. Tikhman was the Chief Executive Officer of Vertisoft Systems, Inc., a software company, which he founded in 1987 and which was acquired by the Company in July 1996.

Mr. Moise was appointed Senior Vice President and President -- Quarterdeck U.S.A. in December 1995. Mr. Moise joined Quarterdeck as Senior Vice President World Wide Sales in January 1995. Prior to joining Quarterdeck, Mr. Moise worked as a consultant for a variety of companies in the computer software industry. Mr. Moise was Vice President of Sales with XTree Corporation from April 1990 to October 1993, where he was responsible for sales and channel marketing. Earlier he had been the North American Sales Manager for Aldus Corporation. Mr. Moise was also founder and President of Market Share, a manufacturer's representative firm specializing in PC hardware and software products. Other assignments included Channel Sales Manager with Fujitsu Business Communications and Marketing Representative with IBM.

Mr. Greico joined the Company in January 1996 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Greico was Chief Financial Officer and Vice President of Finance and Operations at Knowledge Adventure, Inc., an educational software publisher. Mr. Greico, a certified public accountant, has also held several MIS and finance positions within W.R. Grace's distributor units, most notably as Chief Financial Officer and Vice President of Finance for their B&T Software distribution company (formerly Soft-Kat). He was also a senior accountant with Price Waterhouse in New York.

Mr. Schwartz joined the Company in February 1996 as Senior Vice President, General Counsel and Secretary. During 1994 and 1995, Mr. Schwartz was a partner in the law firm of Gibson, Dunn & Crutcher LLP and from 1985 through 1993 he was an associate of that law firm.

Mr. Fusco was appointed as a Vice President of the Company after his hiring in September 1996. Prior thereto, Mr. Fusco held various positions with Symantec Corporation commencing in 1992, most recently the General Manager of Symantec's Strategic Technologies business unit. Prior to Symantec, Mr. Fusco held various positions with Peter Norton Computing commencing in 1989 until its acquisition by Symantec in 1992.

Ms. Dickson was appointed as a Vice President of the Company in September 1996, and prior thereto held other positions with the Company commencing in February 1995. Ms. Dickson had held several product and marketing positions with other software utility companies, including XTree Corporation, Fifth Generation Systems and Symantec Corporation.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company's common stock trades on the Nasdaq National Market, under the symbol QDEK. The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock on the Nasdaq National Market as reported by the National Association of Securities Dealers, Inc.

                                                         HIGH            LOW
                                                         ----            ---
           Fiscal 1995:
             First Quarter ......................      $ 3-1/4         $ 1-7/8
             Second Quarter .....................      $ 4-7/16        $ 2-7/8
             Third Quarter ......................      $12-1/2         $ 3-5/8
             Fourth Quarter .....................      $21-7/16        $10-3/8

           Fiscal 1996:
             First Quarter ......................      $38-1/4         $17-1/8
             Second Quarter .....................      $26-3/8         $12
             Third Quarter ......................      $16-1/2         $ 8
             Fourth Quarter .....................      $ 9-7/8         $ 6


           As of November 30, 1996, Quarterdeck Corporation had 37,665,882 shares outstanding and 589 shareholders of record. The Company estimates there are more than 20,000 shareholders represented through accounts held by clearing agencies.

           The Company paid no dividends during fiscal 1996. However, the Company acquired certain entities in pooling of interest transactions who made certain distributions to their shareholders prior to being acquired by the Company. Those distributions are reflected in the accompanying consolidated financial statements. The Company intends to retain earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The Company is a party to certain financing agreements in connection with certain borrowings which prohibit the payment of cash dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

           The following selected consolidated financial data are derived from the Company's consolidated financial statements. Historical results should not be taken as necessarily indicative of the results that may be expected for any future period. This consolidated data should be read in conjunction with the consolidated financial statements and notes thereto. Certain items in the prior years' consolidated financial statements have been reclassified to conform to the 1996 presentation. During fiscal 1996, Quarterdeck acquired Inset, Datastorm, Futurelabs, and Vertisoft in transactions accounted for as poolings of interests. During fiscal 1995, Quarterdeck acquired Landmark Research International, Inc., Internetware, Inc. and StarNine Technologies, Inc. in transactions accounted for as poolings of interest. All financial information subsequent to October 1, 1992 has been restated to reflect the combined operations of Landmark, Datastorm, Inset and Quarterdeck. StarNine and Internetware had results of operations that were not material to Quarterdeck's consolidated financial statements and therefore, periods prior to October 1, 1994 were not restated for these two transactions. Vertisoft and Futurelabs had results of operations that were not material to Quarterdeck's consolidated financial statements and therefore, periods prior to October 1, 1995 were not restated for these two transactions. However the number of shares of the Company's common stock issued in the Vertisoft acquisition are material and accordingly shares outstanding and earnings per share have been restated to reflect those shares. All amounts shown are in thousands, except per share data.

                                                                                YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------------------------------------------------
                                                             1996            1995           1994           1993           1992
                                                             ----            ----           ----           ----           ----
STATEMENTS OF OPERATIONS DATA:
Net revenues ......................................       $ 133,100        $117,606       $ 84,715        $83,578       $88,602
Cost of revenues ..................................          49,600          34,884         27,403         24,534        21,247
                                                          ---------        --------       --------        -------       -------
      Gross margin ................................          83,500          82,722         57,312         59,044        67,355

Operating expenses:
      Research and development ....................          21,314          14,286          7,520          2,589         1,414
      Sales and marketing .........................          66,355          30,624         27,107         25,775        27,170
      General and administrative ..................          32,128          20,704         20,908         20,716        17,671
      Acquisition, restructuring
       and other charges ..........................          37,789           7,409         12,863             --            --
      Litigation settlement .......................              --              --            615             --            --
                                                          ---------        --------       --------        -------       -------
      Total operating expenses ....................         157,586          73,023         69,013         49,080        46,255

Operating income (loss) ...........................         (74,086)          9,699        (11,701)         9,964        21,100
Other income (expense), net .......................              38             (38)          (271)            --            --
Interest income (expense), net ....................            (105)          1,922          1,365          1,144         1,331
                                                          ---------        --------       --------        -------       -------
Income (loss) before income  taxes ................         (74,153)         11,583        (10,607)        11,108        22,431
Provision (benefit) for income  taxes .............             806             331         (5,982)           639         4,820
                                                          ---------        --------       --------        -------       -------

Net income (loss) .................................       $ (74,959)       $ 11,252      $  (4,625)       $10,469       $17,611
                                                          =========        ========       ========        =======       =======

Net income (loss) per share:

      Primary .....................................       $   (2.15)       $   0.32       $  (0.15)       $  0.32       $  0.53
                                                          =========        ========       ========        =======       =======
      Fully diluted ...............................       $   (2.15)       $   0.31       $  (0.15)       $  0.32       $  0.53
                                                          =========        ========       ========        =======       =======

Shares used to compute net income (loss) per share:
      Primary .....................................          34,894          35,557         31,825         33,221        33,261
                                                          =========        ========       ========        =======       =======
      Fully diluted ...............................          34,894          36,499         31,825         33,221        33,261
                                                          =========        ========       ========        =======       =======

Additional unaudited pro forma data:
      Income (loss) before income taxes ...........       $ (74,153)       $ 11,583       $(10,607)       $11,108       $22,431
      Pro forma income taxes ......................             806           3,406            576          3,977         7,764
                                                          ---------        --------       --------        -------       -------
      Pro forma net income (loss) .................       $ (74,959)       $  8,177       $(11,183)       $ 7,131       $14,667
                                                          =========        ========       ========        =======       =======

Pro forma income (loss) per share:
      Primary .....................................       $   (2.15)       $   0.23       $  (0.35)       $  0.21       $  0.44
                                                          ---------        --------       --------        -------       -------
      Fully diluted ...............................       $   (2.15)       $   0.22       $  (0.35)       $  0.21       $  0.44
                                                          =========        ========       ========        =======       =======


                                                                                     AS OF SEPTEMBER 30,
                                                          ---------------------------------------------------------------------
                                                             1996            1995           1994           1993           1992
                                                             ----            ----           ----           ----           ----
BALANCE SHEET DATA:

Working capital (deficiency) ......................       $  (4,684)       $ 29,490       $ 29,147        $35,619       $38,661
Total assets ......................................          76,781          76,699         62,471         64,673        65,499
Long-term obligations .............................          25,108             164            701            130           598
Stockholders' equity ..............................           4,425          44,270         36,606         53,606        52,937

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

           Management's discussion and analysis of financial condition and results of operations focuses primarily on liquidity, capital resources and the results of the Company's operations. This Item should be read in conjunction with the Consolidated Financial Statements and the notes thereto. The historical results of operations are not necessarily indicative of results to be expected from future performance.

           The Company has invested substantial equity and effort to evolve from a one-product (QEMM) provider to a more diversified software producer. Quarterdeck has recently commenced a substantial restructuring of its operations and has experienced, and anticipates further, substantial changes to its competitive environment. Elements of Quarterdeck's strategy are to focus on the integration of the acquisitions that have been completed since June 1995 and to improve the speed of development and release of new products or enhanced versions of existing products to better compete in a rapidly changing marketplace. Partially as a result of the acquisitions and subsequent restructuring, the Company believes it is now well positioned to provide a broad range of software products that enhance computing on desktop PC's, the Internet and intranet.

           In addition to an analysis of recent and historical financial results, the following discussion includes an analysis of certain of the Company's business risks, including risks which are inherent to software development as well as specific trends and uncertainties relating to the competitive environment in which the Company operates. The Company has sought to identify the most significant risks to its business. However, the Company cannot predict whether, or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues which the Company might face. In particular, the Company has recently completed a number of acquisitions and made investments in certain companies and is in the process of restructuring its operations in an attempt to maximize the benefit of such acquisitions. There can be no guarantee that such acquisitions will ultimately be beneficial.

           This Form 10-K contains forward-looking statements which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Within this Form 10-K, words such as "believes", "anticipates", "plans", "expects", "intends", "designed to" and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies, sell-through of products in the sales channel, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses and other factors described throughout this Form 10-K and in the Company's other filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligations to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, the percentage of net revenues represented by certain data derived from the Company's Consolidated Statements of Operations:

                                                                                 YEAR ENDED
                                                                                SEPTEMBER 30,
                                                                     --------------------------------
                                                                      1996          1995         1994
                                                                     -----         -----        -----
           Net revenues ......................................       100.0%        100.0%       100.0%
           Cost of revenues ..................................        37.3          29.7         32.3
                                                                     -----         -----        -----
                  Gross margin ...............................        62.7          70.3         67.7
           Operating expenses:
                  Research and development ...................        16.0          12.1          8.9
                  Sales and marketing ........................        49.9          26.0         32.0
                  General and administrative .................        24.1          17.6         24.7
                  Acquisition, restructuring and other
                     charges..................................        28.4           6.3         15.2
                  Litigation settlement ......................           0             0          0.7
                                                                     -----         -----        -----
                  Total operating expenses ...................       118.4          62.1         81.5
           Operating income (loss) ...........................       (55.7)          8.2        (13.8)
           Interest income, net ..............................        (0.0)          1.6          1.3
                                                                     -----         -----        -----

           Income (loss) before income taxes .................       (55.7)          9.8        (12.5)
           Provision (benefit) for income taxes ..............         0.6           0.3         (7.1)
                                                                     -----         -----        -----
           Net income (loss) .................................       (56.3)%         9.6%        (5.5%)
                                                                     =====         =====        =====

FISCAL 1996 COMPARED TO FISCAL 1995

           Net Revenues: Net revenues for the fiscal year ended September 30, 1996 increased by 13.2% or $15,494,000 over the fiscal year ended September 30, 1995. The increase in net revenues compared with the prior year period resulted primarily from broadening the Company's product portfolio throughout fiscal 1996 through acquisitions and product development. After adding back returns and allowances, gross revenues for the year were $165,000,000 representing a 30.2% increase or $38,200,000 over the prior fiscal year. The $31,900,000 difference between net and gross revenues for the fiscal year ended September 30, 1996 primarily represents returns and allowances charged to operations during the fiscal year with $7,213,000 remaining in the reserve for returns at fiscal year-end versus $3,302,000 at the prior fiscal year-end. The increase in revenues is also the result of the Company's efforts to broaden its distribution competency through expansion of its distribution network and acquisition of a direct sales organization. However, the Company experienced a significant decline in net revenues in the second half of fiscal 1996 as compared to the first half of the year primarily due to reduced demand for many of its products (particularly memory management products). This decline continued during the September quarter which resulted in the recording of $8,400,000 of additional return reserves for fiscal 1996.

           The Company believes that the decline in sell-through of memory management products is primarily attributed to the continuing decrease in the cost of memory (DRAM), controversy surrounding the efficacy of a competitor's product (SoftRAM), together with the fact that current versions of the Company's memory management products are nearing the end of their product life-cycle (see page 27 for further discussion). The Company released a new version of MagnaRAM in September of 1996 and plans to release an updated version of QEMM in the coming months. The delayed release of PROCOMM 3.0 from Fall 1995 to February 1996, among other factors, led to unusually high initial sell-through levels during the quarter ended March 31 1996. A return to normal sales levels during the third and fourth quarters of fiscal 1996 negatively impacted net revenue in the second half of fiscal 1996. The Company released a new version of PROCOMM for Windows95 at the end of the fiscal year. Continued weakness in sales of the Company's memory management and/or communications products would have a material adverse effect on future revenues.

           The reduction in sell-through of the Company's memory management and communication products resulted in higher channel inventory levels. In order to bring inventory levels in line with current and anticipated sell-through levels the Company reduced shipments of these products during the second half of fiscal 1996. In addition to the revenue reductions resulting from the reduced shipment levels during the second half of fiscal 1996, the Company recorded an additional reserve for sales returns to provide for estimated returns as well as actual returns during the September quarter. This additional reserve further reduced net revenues for the three months ended September 30, 1996 to approximately $19.7 million. Consistent with prior years, the Company establishes allowances for estimated returns and exchanges as a reserve against revenues. Once the Company recognized that sell-through was less than anticipated, additional reserves were recorded. Quarterdeck is taking steps to improve its ability to receive accurate, sell-through information on a timely basis.

           Net revenues from European and other international distributors, dealers and end users outside of the United States amounted to $23,900,000 and $19,015,000 for the fiscal years ended September 30, 1996 and 1995 respectively.

           Due to the inherent uncertainties in software development and in the microcomputer software industry, the Company is unable to predict whether the net revenue trends noted above will continue.

           Cost of Revenues: The Company's cost of revenues includes product packaging, documentation and media, manufacturing expenses, amortization of capitalized software costs, technical support and production costs as well as translation costs and certain license fees paid to third parties. Cost of revenues amounted to $49,600,000 in fiscal 1996 and $34,884,000 in fiscal 1995. The cost of revenues increased from 29.7% of net revenues in fiscal 1995 to 37.3% of net revenues in fiscal 1996. This increase was primarily due to higher production and support costs as a result of slower than expected integration of acquired operations. In addition, the Company increased reserves for obsolete or slow-moving inventory by $3,914,000. The increase primarily resulted from increased levels of product in inventory with respect to the Company's memory management, communication and other utility products the Company has and is continuing to release updates for, in addition to Internet products the Company no longer plans to actively market.

           Capitalized software development and purchased software costs are generally amortized over one to three year periods, commencing upon initial product release. Fluctuations in amortization expense between periods may arise depending on the amount of software costs incurred and capitalized for particular software products and their respective release dates. Amortization of capitalized software costs increased to $3,711,000 in fiscal 1996 from $1,575,000 in fiscal 1995. The increase in cost of revenues is also due to amortization acceleration or write-off of $1,746,000 of capitalized third party software development costs relating to products that have experienced reductions in demand or Internet products the Company no longer plans to actively market. See further discussion under Research and Development.

           Future cost of revenues as a percentage of net revenues will depend, in addition to the amount of amortization of capitalized software, on the mix of sales by product, by domestic versus international, by single unit versus multiple license packages, and the mix of third party developed and licensed products versus internally developed products, among other things. In accordance with generally accepted accounting principles, cost of revenues includes certain expenses that do not vary directly with sales; therefore higher net revenues may produce a lower percentage of cost of revenues and vice versa.

           The microcomputer software industry has experienced increased price competition in recent years. The Company anticipates that increased price competition will continue in the future and may result in reduced average unit selling prices and corresponding reduced margins.

           Operating Expenses: Approximately $12,200,000 of fiscal 1996 expenses relating to certain acquisitions consummated during the year were treated as immaterial poolings. Consequently, prior year results of operations exclude comparable prior year expenses.

           Research and Development: Research and development expenses consist primarily of salaries and benefits and consulting fees to support product development, including product testing and documentation. Research and development expense increased by $7,028,000 from fiscal 1995, while increasing as a percentage of net revenues from 12.1% to 16.0%. The increase in research and development expense is due in part to increased research and development staffing levels and to increases in payments to third parties for contracted product development required to support the Company's expanded product development efforts. The increased expense as a percent of net revenues is also due to investment R&D spending for Internet products which did not have revenue in proportion to development spending as compared to more established utility products. Additionally, in fiscal 1996, development resources continued to focus on products for which technological feasibility had not yet been established and therefore development costs were expensed, rather than capitalized.

           The costs of software product development are capitalized once technological feasibility is achieved. Costs incurred prior to attaining technological feasibility are expensed in the period incurred as research and development expenses. During fiscal 1996 and 1995, the Company did not capitalize any internal software development costs, since the majority of development efforts incurred during the period related to new products for which technological feasibility had not been established. Software development costs relating to products for which technological feasibility had been established during 1996 were immaterial. In addition, the recoverability of the cost of new product development, including products in lines of business the Company has not engaged in previously, is more uncertain than that for product upgrades resulting in expense rather than capitalization. During fiscal 1996 and 1995, the Company purchased and capitalized software costs amounting to $4,262,000 and $2,563,000, respectively. The increase was primarily due to the addition of $1,800,000 of capitalized software relating to the Pinnacle technology acquisition (Cleansweep) and $900,000 relating to the Limbex acquisition (WebCompass) partially offset by write-offs relating to restructuring, and acquisition related expenses and accelerated amortization due primarily to Internet products which the company does not intend to actively market.

           The Company believes that to remain competitive it is necessary to continue to invest in software development efforts while at the same time considering the acquisition and/or license of complementary software products. The Company anticipates that spending for software development and purchased software will continue as a significant expense in the future. However, because of the inherent uncertainties of software development projects and the software market in general, there can be no assurance that software development efforts or additional purchased software will result in successful product introductions or increased sales.

           Sales and Marketing, and General and Administrative: Sales and marketing, and general and administrative expenses consist of salaries and related costs of administrative, sales and marketing, customer service and support personnel as well as advertising, trade show and promotional expenses and facilities costs. Sales and marketing expenses increased by $35,731,000 from fiscal 1995, while increasing as a percentage of net revenues from 26.0% to 49.9%. Market development funds, advertising and other variable sales and marketing expenses were budgeted based upon expected sales levels which did not occur and as a result such expenses significantly increased as a percentage of net revenues. The Company has since changed its practice such that variable sales and marketing expenses are based to a greater extent upon underlying sell-through levels and to a lesser extent upon future sales estimates. The increase in dollars primarily consists of increases in sales and marketing salaries of $10,400,000 relating in part to increases in telemarketing staff. In addition, direct and channel marketing expenses increased by $7,100,000 over the prior year primarily relating to increased direct mail activities at the Company's Clearwater, Florida telemarketing facility as well as the Vertisoft acquisition which included a direct mail operation. Channel marketing increases are primarily due to increased spending relating to the launch of new products in the retail market as well as the outsourcing of the sales function for Vertisoft products. Finally, marketing development funds, packaging and collateral related expenses increased by approximately $9,000,000 and $2,400,000 versus prior year respectively, which also contributed to the increase.

           Quarterdeck believes substantial sales and marketing efforts are essential to achieve revenue growth and to maintain and enhance the Company's competitive position. Accordingly, with the continued expansion of its product lines and international operations, as well as the introduction of new and upgraded products, including products recently released and currently being developed for Windows 95 and Windows NT, Quarterdeck expects the expenses associated with these efforts to continue to constitute its most significant operating expense. There can be no assurance that these sales and marketing efforts will be successful in achieving their intended results.

           General and administrative expenses increased by $11,424,000 from fiscal 1995 and also increased as a percentage of net revenues from 17.6% to 24.1%. General and administrative expenses were adversely impacted by redundancies relating to acquisitions which were not integrated as quickly as expected. Components of the increase include $3,500,000 relating to increased facilities costs including rent, depreciation/amortization and associated costs, $2,000,000 of increased corporate communications, public and investor relations costs, $1,500,000 of increased salary expense primarily relating to finance and MIS functions that were not integrated, $1,000,000 of increased outside legal services and $1,000,000 of increased telephone, insurance and travel related spending. Primarily as a result of operations integration and overall spending reductions, general and administrative expenses may decrease during fiscal 1997.

           Acquisition and Other Charges: In connection with the various acquisitions completed in fiscal 1996 (see above, and Summary of Significant Accounting Policies and Note 2 of Notes to Consolidated Financial Statements), significant acquisition costs were incurred. Through the first nine months of fiscal 1996 the Company incurred acquisition charges of $8,688,000 related primarily to the acquisitions of Inset, Datastorm and Future Labs versus $7,190,000 as a result of the 1995 acquisitions. During the fourth quarter the Company incurred an additional $16,106,000 of acquisition charges related to Vertisoft, Limbex, Interlink, and Pinnacle technology. Of that amount, $14,993,000 was incurred as a result of the write off of acquired in process research and development.

           Restructuring Costs: During September of 1996 the Company began the implementation of a comprehensive corporate-wide restructuring plan. The plan is designed to focus the Company's development and marketing efforts on those products and technologies with the most significant growth opportunities while optimizing profitability on certain of the Company's products that have experienced lower demand and are at the end of their product life cycle. The plan focuses on the reduction and elimination of development and marketing efforts in areas where the market has either not materialized, the product has become a commodity or a part of the operating system or browser. In addition, the plan calls for the Company to minimize redundancies resulting from the recent acquisitions through integration of the finance, administrative, sales, marketing and operations related functions.

           The Company recorded a charge of $12,995,000 for fiscal 1996 relating to restructuring. Restructuring charges include $6,200,000 of severance, $3,500,000 of facility related costs to reserve for estimated lease obligations (net of estimated sublease income or negotiated settlements) as well as closing, consolidating or relocating offices and related costs including write-offs of excess equipment, furniture, fixtures and leasehold improvements. Charges also include write-offs of $2,700,000 of prepaid royalties and capitalized software costs relating to products the Company no longer plans to actively market. As part of the plan, the Company reduced its work force by approximately 40%, eliminating approximately 500 positions. The Company believes the focusing of the development and marketing efforts combined with the cost structure reductions will improve its competitiveness and position the Company to return to profitability.

           Income Taxes: At September 30, 1996, the Company did not have a net deferred tax asset on the balance sheet due to a valuation allowance of 100% of the net deferred tax asset of $26.6 million. (See also Note 5 to the accompanying financial statements). The net deferred tax asset of $26.6 million (before applying the valuation allowance) is comprised of the estimated tax effect of expected future reversing temporary differences and tax net operating losses, relating in part to charges taken for book purposes that are not deductible for federal income tax purposes until the amounts are paid in the future. Management believes that in light of recent financial results it is not appropriate to record a deferred tax asset until such time that the Company is able to establish that it becomes more likely than not that the Company will realize some or all of the benefit of the net deferred tax asset.

FISCAL 1995 COMPARED TO FISCAL 1994

           Net Revenues: Net revenues for the fiscal year ended September 30, 1995 increased by 38.8% or $32,891,000 over the fiscal year ended September 30, 1994. The increase in net revenues compared with the prior year period results primarily from broadening the Company's product portfolio throughout fiscal 1995 through product development and acquisitions. The Company has also broadened its distribution capabilities through expansion of its distribution network and acquisition of a direct sales organization.

           The Company released several new products during fiscal 1995 including a complete line of products for use on the Internet and private distributed data networks. The first of these products, Quarterdeck WebAuthor, was released in March 1995. Three other Internet related applications, Quarterdeck Mosaic, Quarterdeck InternetSuite, and Quarterdeck WebServer, were released in June 1995. The Company also released several new utility products during fiscal 1995 which included MagnaRAM 2, CleanSweep 95, WINProbe 4, and GameRunner. The Company's largest subsidiary, Datastorm, did not have any new releases during fiscal 1995.

           Net revenues from European and other international distributors, dealers and end users outside of the United States amounted to $19,015,000 and $9,290,000 representing 16.2% and 11.0% of the Company's total net revenues for the 1995 and 1994 fiscal years, respectively.

                  Cost of Revenues: Cost of revenues amounted to $34,884,000 in fiscal 1995 and $27,403,000 in fiscal 1994. The cost of revenues decreased from 32.3% of net revenues in fiscal 1994 to 29.7% of net revenues in fiscal 1995. This decrease was primarily due to a decrease in the amortization of capitalized software costs, as well as substantially higher revenues in fiscal 1995 over which indirect costs and expenses, including production and technical support costs, were spread.

                  Capitalized software development and purchased software costs are generally amortized over one to three year periods, commencing upon initial product release. Fluctuations in amortization expense between periods may arise depending on the amount of software costs incurred and capitalized for particular software products and their respective release dates. Amortization of capitalized software costs decreased from $3,171,000 in fiscal 1994 to $1,575,000 in fiscal 1995. The decrease in amortization of software development costs resulted primarily from the shift in the nature of product development from 1994 to 1995. See further discussion under Research and Development.

           Research and Development: Research and development expense increased by $6,766,000 from fiscal 1994, while increasing as a percentage of net revenues from 8.9% to 12.1%. The increase in research and development expense is due in part to increases in research and development staffing levels and to increases in payments to third parties for contracted product development required to support the Company's expanded product development efforts. Additionally, in fiscal 1995, development resources were shifted to products for which technological feasibility had not been established and therefore more development costs were expensed, rather than capitalized, in the periods incurred.

           The Company capitalized $3,617,000 of internal software development and purchased software costs during fiscal 1994. During fiscal 1995, the Company did not capitalize any internal software development costs, since the majority of development efforts incurred during the period related to new products for which technological feasibility had not been established. Software development costs relating to new products for which technological feasibility had been established during fiscal 1995 are immaterial. The development of new products requires significantly more resources to reach technological feasibility as compared to the development effort required to reach technological feasibility for upgraded products.

Accordingly, the decrease in the amounts capitalized from 1994 to 1995 was attributable to the development during fiscal 1995 of a number of new products which had not yet reached technological feasibility as compared to prior year product development consisting primarily of upgrades to existing products. In addition, the recoverability of the cost of new product development, including products in lines of business the Company has not engaged in previously, is more uncertain than that for product upgrades. During fiscal 1995, the Company purchased and capitalized software amounting to $2,564,000.

                  Sales and Marketing, and General and Administrative Expense:
Sales and marketing expenses increased by $3,517,000 from fiscal 1994, while decreasing as a percentage of net revenues from 32.0% to 26.0%. General and administrative expenses decreased by $204,000 from fiscal 1994 and also decreased as a percentage of net revenues from 24.7% to 17.6%, primarily resulting from the benefits realized in 1995 relating to the fiscal 1994 restructuring.

                  Acquisition, Restructuring and Other Charges: In connection with the various acquisitions completed in fiscal 1995 (see Summary of Significant Accounting Policies and Note 2 of Notes to Consolidated Financial Statements), significant acquisition costs were incurred. In connection with the acquisition of Landmark in June 1995, acquisition costs amounting to $3,600,000 were recorded. In connection with the acquisitions of StarNine and Internetware in September 1995, acquisition costs amounting to $1,200,000 and $300,000 were recorded. These expenses principally include fees for financial advisory, legal and accounting services, personnel severance and benefits, and other related expenses. In connection with the acquisition of assets from Prospero Systems Research, Inc. in September 1995, $2,578,000 of purchased, in-process research and development was charged to Acquisition, Restructuring and Other Charges.

                  The results for fiscal 1994 included a pretax charge totaling $12,863,000 relating to restructuring activities and other non recurring charges. The charges related to the reduction or elimination of non-core product lines and related development efforts. Capitalized costs of $4,367,000 relating to the reductions and eliminations were written down or written off as restructuring and non-recurring charges at September 30, 1994. Other related restructuring costs of $5,320,000 included the estimated lease obligations for offices and facilities which were or planned to be closed, consolidated or relocated and the costs of closing as well as other related costs.

                  As part of the 1994 restructuring plan, the company reorganized its staff and reduced its workforce from approximately 300 at June 30, 1994 to approximately 200 at September 30, 1994. Restructuring costs relating to the reduction in workforce amounted to $586,000, consisting of severance and termination payments and related costs. The Company also wrote-off excess equipment and recorded other pretax charges amounting to $2,590,000 which resulted from the above restructuring activities.

           Income Taxes: At September 30, 1995, the Company had a net deferred tax asset of $2,178,000, net of a valuation allowance of $3,336,000. This net deferred tax asset is comprised of the estimated tax effect of expected future reversing temporary differences, relating in part to charges taken for book purposes that are not deductible for federal income tax purposes until the amounts are paid in the future, net of the valuation allowance.


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

           While Quarterdeck expects that memory management will continue to provide benefit to users of Windows 95 and legacy systems, the Company has expanded its focus from a sole reliance on memory management to a broader base of desktop utilities. In September 1995, Quarterdeck released the first of several new desktop utility products for Windows 95, including: WinProbe (a system and hardware diagnostic tool), CleanSweep (a disk management utility) and MagnaRAM (a memory compression utility). QEMM, Quarterdeck's leading memory management product, was upgraded to version 8.0 with the inclusion of several new technologies and is targeted to provide solutions for Windows 95 as well as new enhanced support for Windows 3.1 and continued support for DOS. With the acquisition of Datastorm Technologies in March 1996, the Company acquired the PROCOMM communications product line. In July 1996, Quarterdeck released a new utility for Windows 95 with the release of Fix-IT (a Software and Hardware Diagnostic/Conflict Resolution tool). Also in July, the Company released a new version of Winprobe for Windows 95. With the acquisition of Vertisoft in July 1996, Quarterdeck acquired additional utility products including Zip-IT (a drag-and-drop utility for creating and maintaining compressed files), Name-IT (a utility to allow Windows 95 long filenames in 16-bit applications) and Remove-IT (a windows uninstaller utility). The combination of Remove-IT and CleanSweep give Quarterdeck a leading position in the Windows uninstaller market. While Quarterdeck has reduced its reliance on memory management with the acquisition of additional utility and communications products, there can be no assurance that any of these products and/or technologies will continue to provide sufficient benefit to the user over and above what the base operating systems, applications and hardware can provide.

           Quarterdeck is devoting substantial efforts to the development of software products that are designed to operate on Windows 95 and Windows NT. Microsoft Corporation may incorporate advanced utilities or other features in Windows 95 or Windows NT that may decrease the demand for certain of the Company's products, including those under development. If Quarterdeck is not able to continue to successfully, and timely develop and market products that function under Windows 95 and Windows NT, and offer value to Windows 95 and Windows NT users beyond that which is offered in the base operating systems, future revenues would be adversely affected.

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

           The Company's Internet-related products compete with Internet connectivity, search, information management, access, creation and server tools from a variety of companies, including Microsoft Corporation, Netscape Communications Corporation and other connectivity, networking and Internet software application developers, Internet access providers and other on-line service providers, as well as operating system vendors, including Microsoft Corporation and IBM. Certain competitors have also made versions of their Internet connectivity, search, access, information management, creation and server products available on the Internet for users to download at no charge or for extended evaluation. In addition, the market for Internet products has been adversely impacted as a result of PC hardware, PC operating system and browser vendors incorporating Internet tools, functions or capabilities within their software or PC hardware and thereby reducing the market for stand-alone Internet products.

           Quarterdeck is dedicating substantial efforts on products and services for the communications and Internet markets and expects that a significant portion of future revenues will come from these products and services. The revenues from such new products and services may be less than Quarterdeck anticipates due to various factors including the timing of release in relation to competitive products and services, and uncertainties surrounding the rate and extent of development of these new and emerging markets. Quarterdeck's Internet-related products and services are dependent on the viability and continued growth of the Internet and World Wide Web, and its expanded use by businesses and individuals for networking and communications.

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

           The acquisition of Limbex, Vertisoft, Future Labs, Datastorm, Inset, and other acquisitions completed during fiscal 1996 have broadened the Company's product portfolio and sales distribution channels. However, the acquisitions have resulted in the Company competing with other companies and in markets where it has not previously competed. The Company has also made investments in certain companies and technologies. There are significant business risks associated with acquisitions, including the successful integration of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, diversion of management's attention away from day-to-day matters and the integration of the acquired products. Additionally, there may be an adverse impact on revenues of acquired companies due to the transition of products' sales and marketing and research and development activities. The Company's results for fiscal 1996 were negatively impacted by slower than anticipated integration and the Company's future success will depend, in part, on its ability to integrate the operations of acquired companies and effectively utilize the acquired intellectual property.

           The Company's distributor and reseller customers also carry the products of Microsoft Corporation and other of the Company's competitors, many of whom have substantially greater financial resources than the Company. The distributors and resellers have limited capital to invest in inventory and their decisions to purchase the Company's products and in the case of resellers, to give them critical shelf space, is partly a function of pricing, terms and special promotions offered by the Company's competitors, over which the Company has no control and which it cannot predict. There can be no assurance that the Company will negotiate successfully with resellers to obtain shelf space and other terms needed to sell company's products at the levels currently anticipated.

           The Company's pattern of revenues and earnings were affected during the third and fourth quarters of fiscal 1996, and may be affected in the future, by the phenomenon known as "channel fill." Channel fill occurs following the introduction of a new product or a new version of products as distributors buy significant quantities of the new product or version in anticipation of sales of such product or version. Following such purchases, the rate of distributors' purchases often declines, depending on the rates of purchases by end users or "sell-through." The phenomenon of "channel fill" may also occur in anticipation of price increases or in response to sales promotions or incentives, some of which may be designed to encourage customers to accelerate purchases that might otherwise occur in later periods. Channels may also become filled simply because the distributors are unable to, or do not, sell their inventories to retail distribution or end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories. Consequently, there can be no assurance that existing inventories will not adversely impact the sales in future periods. In addition, between the date the Company announces a new version or new product and the date of release, distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or new product. Such order delays or cancellations may cause material fluctuations in revenues from one quarter to the next. Net revenues may be materially affected favorably or adversely by these effects.

           The Company operates with relatively little order backlog; therefore, if near-term demand for the Company's products weaken in a given quarter, there could be a material adverse effect on revenues and on the Company's operating results. Like other manufacturers of packaged software products, Quarterdeck is exposed to the risk of product returns from distributors, reseller and individual customers. There can be no assurance that actual returns in excess of recorded allowances will not result in a material adverse effect on business, operating results and financial condition.

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

           Net income per share is calculated using the treasury stock method (see Note 1 of Notes to Consolidated Financial Statements). Increases in the price of Quarterdeck's stock can have an adverse impact on the calculation of net income per share in that period as more outstanding instruments are included as common shares outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

           At September 30, 1996, cash and cash equivalents totaled $25,554,000, and had further declined to approximately $10,500,000 as of December 15, 1996. These amounts can be compared to $39,669,000 at September 30, 1995. Working capital at September 30, 1996 amounted to a deficit of $4,684,000 a decrease of $34,174,000 as compared to $29,490,000 at September 30, 1995.

           During the year ended September 30, 1996 the Company's total cash and short term investments has declined by the net amount of $14,115,000. The decrease in cash and short-term investment balances resulted primarily from the Company's losses for fiscal 1996, including significant acquisition and restructuring costs, payment of distributions to stockholders of acquired companies prior to acquisition, approximately $5.9 million of investments made by the Company in strategic technologies, including the stock of certain companies possessing such technology, and $18.0 million in capital investments, including $10.6 million for the construction of a new facility in Columbia, Missouri. On August 6, 1996, the Company's Datastorm subsidiary secured construction financing for its new facility (the "Datastorm Facility") from a bank for up to $5.0 million with an interest rate equal to the bank's commercial base rate, currently 8.25%, secured by the Datastorm Facility. The loan is guaranteed by Quarterdeck and is believed to be sufficient to complete construction. The principal amount outstanding as of September 30, 1996 was $2,730,000. The principal amount plus any unpaid interest is due February 7, 1997. It is the Company's intention to extend the term of this loan and it has received a preliminary commitment from the lender to do so. Management is presently exploring the potential of a sale-leaseback transaction and other long-term financing options with respect to the Datastorm Facility. There can be no assurance that the Company will be successful in obtaining such long-term financing with acceptable terms and conditions.

On September 30, 1996, the Company issued 200,000 shares of Series B Convertible Preferred Stock, stated value $100 per share (the "Series B Preferred Stock"), and a Warrant (the "Warrant") to acquire shares of common stock for $20 million in cash. The securities were issued to an institutional investor in an overseas offering pursuant to Regulation S of the Securities Act of 1933, as amended. The Series B Preferred Stock became convertible into shares of common stock on November 15, 1996, and will automatically convert into common stock on September 30, 2002 to the extent any shares of Series B Preferred Stock remain outstanding at that time. Each share of Series B Preferred Stock is convertible into the number of shares of common stock equal to the quotient of (i) $100.00 divided by
(ii) the conversion price. The conversion price is the lesser of (i) 101% of the average of the daily volume-weighted average prices of the common stock on the NASDAQ national market system (the "market price") during the 40 trading day period ending two trading days before the date on which the company receives a notice of conversion from a holder of the Series B Preferred Stock (the "conversion date"), and (ii) 125% of the average of the market price of the common stock during the first five trading days of the 40 trading day period ending two trading days before the conversion date. Assuming a conversion price of $5.3365 (based on 101% of the average of the market price for the 40 trading day periods ending on December 12, 1996), each share of Series B Preferred Stock would be convertible into 18.74 shares of common stock, or an aggregate of 3,747,802 shares of common stock upon conversion of all shares of Series B Preferred Stock.

                     On March 28, 1996, the Company issued $25.0 million principal amount of 6% Convertible Senior Subordinated Notes, due 2001, to a single institutional investor in a private placement pursuant to the terms of a Note Agreement, dated March 1, 1996 (the "Note Agreement"). The Notes are convertible generally after April 1, 1997, at an initial conversion price of $21.18 per share. The conversion price is adjustable for certain below market equity issuances and the Notes contain other customary anti-dilution provisions. The Notes may be prepaid without penalty, subject to conversion, anytime between April 1997 and April 1999 if the Company's Common Stock had been trading, for 20 of the 30 trading days preceding notice of prepayment, at approximately 18% above the then current conversion price. The Note Agreement limits the Company's indebtedness for borrowed funds, other than the Notes, to 50% of Consolidated Net Worth (as defined in the Note Agreement.)

           In April 1996, the Company's Datastorm subsidiary borrowed $2.0 million from a bank to partially finance the completion of the Datastorm Facility. The loan is secured by Datastorm's equipment and bears interest at a rate of 4.5% per annum. The rate was subsidized, in part by the State of Missouri in exchange for certain local employment targets. As part of the Company's restructuring the Company has revised downward the level of personnel at this location. In addition, as a result of the restructuring it has written off a significant portion of the equipment collateral. The Company and the lender have agreed to a repayment plan providing for the repayment of $750,000 between January 1997 and March 1997 with the balance payable by April 7, 1997.

           On December 19, 1996, the Company's revolving credit facility with Bank of America was amended, and the bank waived the Company's non-compliance with certain financial covenants therein for the quarter ended September 30, 1996. The Company may borrow 65% of Eligible Accounts Receivable (as defined in the credit agreement) up to $15.0 million. As of September 30, 1996, the maximum borrowing the Company was eligible for under this line was approximately $4.1 million. The line is secured by Quarterdeck's domestic accounts receivable and inventory. The current term of the line of credit matures June 30, 1997. The line can be used for general corporate purposes, including investments and acquisitions, and bears interest at the bank's reference (prime) interest rate plus 0.50%. The line is subject to the Company complying with certain customary financial covenants and restrictions, including a compensating balance of $3.0 million, a prohibition of the payment of dividends, other than those payable solely in capital stock, and a prohibition of any stock repurchase activity. As of September 30, 1996, the Company had borrowings of $3.55 million outstanding under the line.

           The Company believes existing cash and cash equivalents, plus funds provided by operations, borrowing capacity under the line of credit and projected borrowing against, or sale of, the Datastorm Facility should be sufficient to fund operations for the coming twelve months. Nevertheless, the Company is presently exploring various financing alternatives, including equipment financing, secured debt, convertible debt, additional sales of equity securities and the sale of certain of its prior investments in order to finance the core business of the Company and help provide adequate working capital for operations. In addition, the expense reductions resulting from the restructuring are anticipated to provide additional funds from operations in future quarters. However, there is no assurance that increased sales will occur or that any such increase will result in adequate operating funds, or that such additional financing will be available, or if available, will be available on acceptable terms. Should product shipments be delayed or should the Company experience significant shortfalls in planned revenues, or not achieve sufficient cost savings as a result of the restructuring, or experience unforeseen fixed expenses, the Company believes it has the ability to make additional reductions to variable expenses to extend its capital. Any decision to obtain financing through debt or through equity investment will depend on various factors, including, among others, financial market conditions, strategic acquisition and investment opportunities, and developments in the Company's markets. The sale of additional equity securities or future conversion of any convertible debt would result in additional dilution to the Company's stockholders.

           The Company conducts business in various foreign currencies and is therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the date that they are consummated. The Company is also subject to certain exposures arising from the translation and consolidation of the financial results of its foreign subsidiaries. There can be no assurance that actions taken to manage such exposures will be successful or that future changes in currency exchange rates will not have a material impact on the Company's future operating results. The Company does not hedge either its translation risk or its economic risk.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Company's financial statements included with this Form 10-K are set forth under Item 14 hereof.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.   EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

           The information required by Item 10 is set forth in the Proxy Statement under the caption "Directors" and is incorporated herein by reference except that the information regarding the Company's executive officers is included in Part I under the heading "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

           The information required by Item 11 is set forth in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by Item 12 is set forth in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by Item 13 is set forth in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a)  The following documents are filed as part of this report:

                  1.   Consolidated Financial Statements

                       Consolidated Balance Sheets at September 30, 1996 and
                          1995

                       Consolidated Statements of Operations for fiscal years
                          ended September 30, 1996, 1995 and 1994

                       Consolidated Statements of Stockholders' Equity for
                          fiscal years ended September 30, 1996, 1995 and 1994

                       Consolidated Statements of Cash Flows for fiscal years
                          ended September 30, 1996, 1995 and 1994

                       Notes to Consolidated Financial Statements

                  2.   Consolidated Financial Statement Schedule

                       Schedule II--Valuation and Qualifying Accounts

                       All other schedules are omitted because they are not required, or are not applicable, or because the required information is included in Item 8.

                  3.   Exhibits

                          EXHIBIT
                          NUMBER                       DESCRIPTION
                          ------                       -----------

                           3.1(2)         Certificate of Incorporation of the
                                          Company.

                           3.2(1)         Certificate of Amendment of
                                          Certificate of Incorporation of the
                                          Company.

                           3.3(16) Certificate of Designations of Series B Convertible Preferred Stock.

                           3.4(1) Amended Designations of Series A Junior Participating Preferred Stock of the Company.

                           3.5(6)         Amended and Restated Bylaws of the
                                          Company.

                           4.1(4) Rights Agreement, dated as of August 11, 1992, between Registrant and Bank of America NT & SA (the "Rights Agreement").

                           4.2(16)        Form of Amendment to the Rights
                                          Agreement.

                         *10.1(2) Amended and Restated 1990 Stock Plan, as amended to date.

                         *10.2(3) Form of Option Agreement utilized with 1990 Stock Plan.

                         *10.3(5) Amended and Restated 1990 Directors Stock Option Plan and Form of Option Agreement.

                         *10.4(12)        1996 Acquisition Stock Incentive Plan.

                         *10.5(1) Consulting Agreement between the Company, King R. Lee & Associates, Inc., and King R. Lee, dated as of August 27, 1996.

                         *10.6(2) Form of Indemnification Agreement between the Company and certain of its officers and directors.

                         *10.7(10)        Management Employment Contract between
                                          the Company and Gaston Bastiaens,
                                          dated as of January 13, 1995.

                         *10.8(10)        Management Employment Contract between
                                          the Company and Jim Moise, dated as of
                                          January 27, 1995.

                         *10.9(10)        Management Employment Contract between
                                          Company and Steve Tropp, dated as
                                          of February 14, 1995.

                         *10.10(1)        Employment Agreement between the
                                          Company and Bradley D. Schwartz, dated
                                          as of January 16, 1995.

                         *10.11(1)        Employment Agreement between the
                                          Company and Anatoly Tikhman, dated as
                                          of July 24, 1996.

                         *10.12(1)        Employment Agreement between the
                                          Company and Joe Fusco, dated as of
                                          September 19, 1996.

                          10.13(10)       Lease between the Company and Marina
                                          Business Center, dated as of July 17,
                                          1995, with respect to headquarters
                                          property.

                          10.14(10)       Lease between Landmark Research
                                          International Corporation, a
                                          subsidiary of the Company, and Chase
                                          Federal Bank, dated as of March 15,
                                          1995, with respect to property used by
                                          Quarterdeck Select.

                          10.15(2) Domestic (U.S.) Distribution License Agreement between the Company and Merisel, Inc., dated as of April 4, 1991.

                          10.16(2) Domestic (U.S.) Distribution License Agreement between the Company and Ingram Micro, Inc., dated as of May 16, 1991.

                          10.17(7) Agreement and Plan of Reorganization among the Company, Landmark
                                          Acquisition Corporation, Landmark
                                          Research International Corporation,
                                          and certain of the shareholders of
                                          Landmark Research International
                                          Corporation, dated as of June 30,
                                          1995.

                          10.18(8) Agreement and Plan of Reorganization among the Company, IW/QD Acquisition Corporation, Internetware, Inc., Mango Systems, Inc., Mango Acquisition Corporation, and certain of the shareholders of Internetware, Inc. and Mango Systems, Inc., dated as of August 25, 1995.

                          10.19(9) Amended and Restated Agreement and Plan of Reorganization among the Company, Inset Acquisition
                                          Corporation, Inset Systems, Inc., and
                                          certain of the shareholders of Inset
                                          Systems, Inc., dated as of September
                                          5, 1995.

                          10.20(10)       Agreement and Plan of Reorganization
                                          among the Company, StarNine
                                          Acquisition Corporation, StarNine
                                          Technologies, Inc., and certain of the
                                          shareholders of StarNine Technologies,
                                          Inc. dated as of September 27, 1995.

                          10.21(10)       Amended and Restated Asset Purchase
                                          Agreement and Plan of Reorganization
                                          among the Company, Prospero Systems
                                          Research, Inc., and certain of the
                                          shareholders of Prospero Systems
                                          Research, Inc., dated as of September
                                          28, 1995.

                          10.22(11)       Agreement and Plan of Reorganization
                                          among the Company, DTI Acquisition
                                          Corporation, Datastorm Technologies,
                                          Inc., and the shareholders of
                                          Datastorm Technologies, Inc. listed on
                                          the execution pages thereto, dated as
                                          of March 28, 1996.

                          10.23(13)       Asset Purchase Agreement and Plan of
                                          Reorganization among the Company, FLS
                                          Acquisition Corp., FutureLabs, Inc.,
                                          and the shareholders of FutureLabs
                                          listed on the execution pages thereto,
                                          dated as of May 15, 1996.

                          10.24(14)       Agreement and Plan of Reorganization
                                          among the Company, VSI Acquisition
                                          Corporation, Vertisoft Systems, Inc.
                                          ("Vertisoft"), Vertisoft Direct, Inc.
                                          ("Direct"), and the shareholders of
                                          each of Vertisoft and Direct, dated
                                          July 15, 1996.

                          10.25(15)       Agreement and Plan of Reorganization
                                          among the Company, Limbex Corporation,
                                          and the shareholders of Limbex
                                          Corporation, dated as of August 13,
                                          1996.

                          10.26(16)       Credit Agreement (the "Credit
                                          Agreement") between the Company and
                                          Bank of America National Trust and
                                          Savings Association, dated as of
                                          February 14, 1996.

                          10.27(17)       First Amendment to the Credit
                                          Agreement, dated as of March 28, 1996,
                                          and incorporated herein by reference.

                          10.28(18)       Waiver and Second Amendment to the
                                          Credit Agreement, dated as of August
                                          13, 1996, and incorporated herein by
                                          reference.

                          10.29(1) Third Amendment to the Credit Agreement, dated as of September 30, 1996, and incorporated herein by reference.

                          10.30(1) Waiver and Fourth Amendment to the Credit Agreement, dated as of December 17, 1996.

                          21.1(1)         Subsidiaries of the Company.

                          23.1(1) Consent of KPMG Peat Marwick LLP, independent certified public accountants.

                          27(1)           Financial Data Schedule

                     * Denotes a compensation plan or other arrangement under which directors or executive officers may participate.

                     (1)                  Filed herewith.

                     (2) Filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 33-40094) and incorporated herein by reference.

                     (3) Filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1992, and incorporated herein by reference.

                     (4) Filed as an exhibit to the Company's Current Report on Form 8-K dated August 11, 1992, and incorporated herein by reference.

                     (5) Filed as an exhibit to the Company's Form 10-K for the year ended September 30, 1993, and incorporated herein by reference.

                     (6) Filed as an exhibit to the Company's Form 10-K for the year ended September 30, 1994, and incorporated herein by reference.

                     (7) Filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1995, and incorporated herein by reference.

                     (8) Filed as an exhibit to the Company's Current Report on Form 8-K dated August 28, 1995, and incorporated herein by reference.

                     (9) Filed as an exhibit to the Company's Registration Statement on Form S-4, as amended (File No. 33-984456), and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 28, 1996, and incorporated herein by reference.

(12) Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-4602), and incorporated herein by reference.

(13) Filed as an exhibit to the Company's Current Report on Form 8-K dated May 15, 1996, and incorporated herein by reference.

(14) Filed as an exhibit to the Company's Current Report on Form 8-K, dated July 18, 1996, and incorporated herein by reference.

(15) Filed as an exhibit to the Company's Current Report on Form 8-K, dated August 14, 1996, and incorporated herein by reference.

(16) Filed as an exhibit to the Company's Current Report on Form 8-K dated November 25, 1996, and incorporated herein by reference.

(17) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.

(18) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Marina del Rey, State of California, on December 29, 1996.

                             Quarterdeck Corporation

                          By  /s/   KING R. LEE
                              --------------------------
                                    King R. Lee
                              Office of the President

           Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                           DATE
---------                                 -----                           ----
/s/  KING R. LEE                  Office of the President           December 29 1996
-----------------------------     (Principal Executive Officer),
King R. Lee                       Director


/s/  FRANK W.T. LAHAYE
-----------------------------
Frank W.T. LaHaye                 Chairman of the Board             December 29, 1996

/s/  HOWARD L. MORGAN
----------------------------
Howard L. Morgan                  Director                          December 29, 1996


/s/  WILLIAM H. LANE III
----------------------------
William H. Lane III               Director                          December 29, 1996


/s/  FRANK R. GREICO
----------------------------
Frank R. Greico                   Senior Vice President and         December 29, 1996
                                  Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                             PAGE
                                                                             ----

Independent Auditors' Report.............................................     39

Consolidated Balance Sheets at
           September 30, 1996 and 1995...................................     40

Consolidated Statements of Operations
           for fiscal years ended September 30, 1996, 1995 and 1994......     41

Consolidated Statements of Stockholders' Equity
           for fiscal years ended September 30, 1996, 1995 and 1994......     42

Consolidated Statements of Cash Flows
           for fiscal years ended September 30, 1996, 1995 and 1994......     45

Notes to Consolidated Financial Statements...............................     46


                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Schedule II   - Valuation and Qualifying Accounts........................     69

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Quarterdeck Corporation:

           We have audited the consolidated financial statements of Quarterdeck Corporation and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. In connection with our audits of the consolidated financial statements, we have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Datastorm Technologies, Inc., a wholly-owned subsidiary, for 1995 and 1994, which statements reflect total assets constituting 28 percent of the related consolidated totals at September 30, 1995 and total revenues constituting 34 percent and 50 percent for each of the years in the two-year period ended September 30, 1995, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Datastorm Technologies, Inc. is based solely on the report of the other auditors.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quarterdeck Corporation and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




\s\ KPMG Peat Marwick LLP
-------------------------

Los Angeles, California
November 22, 1996,
except as to the
last paragraph of
Note 13, which is as
of December 19, 1996

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     ASSETS

                                                                                          SEPTEMBER 30,
                                                                                     ------------------------
                                                                                       1996            1995
                                                                                     --------        --------
Current assets:
        Cash and short-term investments ......................................       $ 25,554        $ 39,669
        Trade accounts receivable ............................................          9,265          13,621
        Inventories ..........................................................          2,151           2,281
        Deferred income taxes ................................................             --           2,178
        Other current assets .................................................          5,594           4,006
                                                                                     --------        --------
               Total current assets ..........................................         42,564          61,755

Property, plant and equipment ................................................         21,252           8,335
Capitalized software costs, net ..............................................          3,448           2,807
Note receivable from related party - building ................................             --             469
Other assets .................................................................          9,517           3,333
                                                                                     --------        --------
                                                                                     $ 76,781        $ 76,699
                                                                                     ========        ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Notes payable to banks ...............................................       $  8,280        $     --
        Accounts payable .....................................................         10,685          13,582
        Accrued liabilities ..................................................         17,232          13,880
        Accrued acquisition and restructuring charges ........................         10,940           3,455
        Notes payable to related parties .....................................             --           1,093
        Current portion of long-term obligations .............................            111             255
                                                                                     --------        --------
               Total current liabilities .....................................         47,248          32,265

Convertible notes ............................................................         25,000              --
Other long-term obligations, less current portion ............................            108             164
                                                                                     --------        --------

               Total liabilities .............................................         72,356          32,429

Liquidity (Note 16)
Commitments and litigation (Notes 7 and 10)
        Stockholders' equity:
        Series B preferred stock (authorized: 2,000; issued and
           outstanding: 200 and 0 shares, liquidation preference $20,000) ....         20,000              --
        Common stock (authorized: 50,000 shares;
           issued and outstanding: 37,666 and 34,673 shares) .................             38              35
        Treasury stock .......................................................           (559)           (559)
        Additional paid-in capital ...........................................         64,819          39,873
        Retained earnings (accumulated deficit) ..............................        (79,766)          5,359
        Foreign currency translation adjustment ..............................           (468)           (563)
        Notes receivable from directors for sale of stock ....................            (18)            (70)
        Net unrealized gain on marketable securities .........................            379             195
                                                                                     --------        --------

               Total stockholders' equity ....................................          4,425          44,270
                                                                                     --------        --------
                                                                                     $ 76,781        $ 76,699
                                                                                     ========        ========

          See accompanying notes to consolidated financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          YEAR ENDED
                                                                         SEPTEMBER 30,
                                                          ----------------------------------------
                                                             1996            1995           1994
                                                          ---------        --------       --------
Net revenues ......................................       $ 133,100        $117,606       $ 84,715
Cost of revenues ..................................          49,600          34,884         27,403
                                                          ---------        --------       --------

        Gross profit ..............................          83,500          82,722         57,312

Operating expenses:
        Research and development ..................          21,314          14,286          7,520
        Sales and marketing .......................          66,355          30,624         27,107
        General and administrative ................          32,128          20,704         20,908
        Acquisition, restructuring and other
          charges .................................          37,789           7,409         12,863
        Litigation settlement .....................              --              --            615
                                                          ---------        --------       --------

        Total operating expenses ..................         157,586          73,023         69,013

Operating income (loss) ...........................         (74,086)          9,699        (11,701)
Other income (expense), net .......................              38             (38)          (271)
Interest income (expense), net ....................            (105)          1,922          1,365
                                                          ---------        --------       --------
Income (loss) before income taxes .................         (74,153)         11,583        (10,607)

Provision (benefit) for income taxes ..............             806             331         (5,982)
                                                          ---------        --------       --------

Net income (loss) .................................      $  (74,959)       $ 11,252      $  (4,625)
                                                          =========        ========       ========

Net income (loss) per share:
        Primary ...................................      $    (2.15)       $   0.32      $   (0.15)
                                                          ---------        --------       --------
        Fully diluted .............................      $    (2.15)       $   0.31      $   (0.15)
                                                          ---------        --------       --------

Shares used to compute net income (loss) per share:
        Primary ...................................          34,894          35,557         31,825
                                                          ---------        --------       --------
        Fully diluted .............................          34,894          36,499         31,825
                                                          ---------        --------       --------

Additional unaudited pro forma data:
        Income (loss) before taxes ................      $  (74,153)       $ 11,583      $ (10,607)
        Pro forma income tax expense ..............             806           3,406            576
                                                          ---------        --------       --------
               Pro forma net income (loss) ........      $  (74,959)       $  8,177      $ (11,183)
                                                          =========        ========       ========

Pro forma income (loss) per share:
        Primary ...................................      $    (2.15)       $   0.23      $   (0.35)
                                                          ---------        --------       --------
        Fully diluted .............................      $    (2.15)       $   0.22      $   (0.35)
                                                          =========        ========       ========


           See accompanying notes to consolidated financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                         SERIES B                                                       ADDITIONAL     RETAINED
                                      PREFERRED STOCK               COMMON STOCK                          PAID-        EARNINGS
                                      ---------------               ------------            TREASURY       IN         (ACCUMULATED
                                    SHARES        AMOUNT        SHARES        AMOUNT          STOCK      CAPITAL        DEFICIT)
                                    ------        ------        ------        ------          -----      -------        -------
Balance, September 30, 1993,
  as reported in June 25, 1996
  Form 8K........................      --         $  --          29,503        $29           $(27)      $28,408        $25,565
Adjustments to reflect
  acquisitions, .................      --            --           3,500          4             --            --             --
Common stock options
  exercised......................      --            --              30         --             --            10             --
Tax benefits arising from
  exercise of nonqualified stock
  options .......................      --            --              --         --             --            16             --
Net loss.........................      --            --              --         --             --            --         (4,625)
Undistributed earnings of
  subchapter-S subsidiaries......      --            --              --         --             --        18,476        (18,476)
Distributions to shareholders....      --            --              --         --             --       (12,215)            --
Foreign currency translation
  adjustment.....................      --            --              --         --             --             --            --
                                    ------        ------         ------        ---            ---       --------       -------
Balance, September 30, 1994            --         $  --          33,033        $33           $(27)      $34,695        $ 2,464
                                    ======        ======         ======        ===            ===       =======        =======

                                                        NOTES
                                                     RECEIVABLE       NET
                                       FOREIGN          FROM       UNREALIZED
                                       CURRENCY       DIRECTORS     GAIN ON            TOTAL
                                     TRANSLATION      FOR SALE     MARKETABLE      STOCKHOLDERS'
                                      ADJUSTMENT      OF STOCK     SECURITIES         EQUITY
                                      ----------      --------     ----------         ------
Balance, September 30, 1993,
  as reported in June 25, 1996
  Form 8K........................      $(581)           $ --         $ --            $53,394
Adjustments to reflect
  acquisitions, .................        --               --           --                  4
Common stock options
  exercised......................        --               --           --                 10
Tax benefits arising from
  exercise of nonqualified stock
  options .......................        --               --           --                 16
Net loss.........................        --               --           --             (4,625)
Undistributed earnings of
  subchapter-S subsidiaries......        --               --           --                 --
Distributions to shareholders....        --               --           --            (12,215)
Foreign currency translation
  adjustment.....................        25               --           --                 25
                                       ----              ---          ---            -------
Balance, September 30, 1994           $(556)            $ --         $ --            $36,609
                                       ====              ===          ===            =======




         See accompanying notes to consolidated financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                                           RETAINED
                                                  SERIES B                                                 EARNINGS    FOREIGN
                                               PREFERRED STOCK      COMMON STOCK              ADDITIONAL   (ACCUMU-    CURRENCY
                                               ---------------      ------------    TREASURY   PAID-IN      LATED     TRANSLATION
                                               SHARES   AMOUNT     SHARES   AMOUNT   STOCK     CAPITAL     DEFICIT)   ADJUSTMENT
                                               ------   ------     ------   ------   -----     -------     --------   ----------
Balance, September 30, 1994 ..........            --      $ --     33,033    $33     $ (27)    $ 34,695    $  2,464    $ (556)
Adjustment for Internetware, Inc. ....
  pooling of interest ................            --        --        460      1        --            9         (46)       --
Adjustment for StarNine Technologies,
  Inc. pooling of interest ...........            --        --        524      1        --          223         245        --
Adjustment for Datastorm, Ltd. .......
   pooling of interest ...............            --        --         --     --        --          441          --        --
Acquisition of assets from Prospero ..            --        --        155     --        --        2,900          --        --
Exercise of StarNine Technologies,
  Inc. stock options .................            --        --        149     --        --          224          --        --
Issuance of common stock by
  Inset Systems, Inc. ................            --        --         63     --        --            5          --        --
Common stock options exercised .......            --        --        351     --        --          579          --        --
Treasury shares, at cost .............            --        --        (62)    --      (532)          22          --        --
Tax benefits arising from exercise
  of nonqualified stock options ......            --        --         --     --        --           59          --        --
Undistributed earnings of subchapter-S
  subsidiaries .......................            --        --         --     --        --        8,154      (8,154)       --
Capital contribution .................            --        --         --     --        --          450          --        --
Net income ...........................            --        --         --     --        --           --      11,252        --
Distributions to shareholders ........            --        --         --     --        --       (7,888)        (18)       --
Duplicate earnings elimination
  for Landmark pooling ...............            --        --         --     --        --           --        (384)       --
Net increase in unrealized gain ......            --        --         --     --        --           --          --        --
Foreign currency
  translation adjustment .............            --        --         --     --        --           --          --        (7)
                                               ------   ------     ------    ---     -----     --------    --------     -----
Balance, September 30, 1995 ..........            --      $ --     34,673    $35     $(559)    $ 39,873    $  5,359     $(563)
                                               ======   ======     ======    ===     =====     ========    ========     =====

                                                 NOTES
                                              RECEIVABLE    NET
                                                 FROM    UNREALIZED
                                               DIRECTORS  GAIN ON        TOTAL
                                               FOR SALE  MARKETABLE  STOCKHOLDERS'
                                               OF STOCK  SECURITIES     EQUITY
                                               --------  ----------     ------
Balance, September 30, 1994 ..........          $ --        $ --       $ 36,609
Adjustment for Internetware, Inc. ....
  pooling of interests ...............            --          --            (36)
Adjustment for StarNine Technologies,
  Inc. pooling of interest ...........            --          33            502
Adjustment for Datastorm, Ltd. .......
   pooling of interest ...............            --          --            441
Acquisition of assets from Prospero ..            --          --          2,900
Exercise of StarNine Technologies,
  Inc. stock options .................            --          --            224
Issuance of common stock by
  Inset Systems, Inc. ................            --          --              5
Common stock options exercised .......           (70)         --            509
Treasury shares, at cost .............            --          --           (510)
Tax benefits arising from exercise
  of nonqualified stock options ......            --          --             59
Undistributed earnings of subchapter-S
  subsidiaries .......................            --          --             --
Capital contribution .................            --          --            450
Net income ...........................            --          --         11,252
Distributions to shareholders ........            --          --         (7,906)
Duplicate earnings elimination
  for poolings .......................            --          --           (384)
Net increase in unrealized gain ......            --         162            162
Foreign currency
  translation adjustment .............            --          --             (7)
                                                ----        ----       --------
Balance, September 30, 1995 ..........         $ (70)       $195       $ 44,270
                                                ====        ====       ========


          See accompanying notes to consolidated financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                                             RETAINED
                                          SERIES B                                                           EARNINGS
                                       PREFERRED STOCK        COMMON STOCK                     ADDITIONAL    (ACCUMU-
                                       ---------------        ------------        TREASURY      PAID-IN       LATED
                                      SHARES    AMOUNT      SHARES     AMOUNT       STOCK       CAPITAL      DEFICIT)
                                      ------    ------      ------     ------       -----       -------      --------
Balance, September 30, 1995......       --         $--      34,673        $35      $(559)       $39,873     $ 5,359
Adjustment for Datastorm and Inset
  poolings of interest...........       --          --          35         --         --            385          --
Adjustment for Vertisoft pooling
  of interests...................       --          --          --         --         --             40         999
Adjustment for Future Labs                                                            --
  pooling of interests...........       --          --         664          1                     1,987      (1,481)
Duplicate earnings elimination
  for Datastorm pooling..........       --          --          --         --         --             --        (717)
Purchase of Limbex...............       --          --       1,310          1         --         14,370          --
Stock issuance for purchase of
  InterLink......................       --          --         205         --         --          3,000          --
Stock issuance for purchase of
  assets from Pinnacle...........       --          --         198         --         --          1,800          --
Net loss.........................       --          --          --         --         --             --     (74,959)
Undistributed earnings of
  subchapter-S subsidiaries......       --          --          --         --         --          8,967      (8,967)
Distribution to shareholders.....       --          --          --         --         --         (7,307)         --
Net increase in unrealized gain..       --          --          --         --         --             --          --
Common stock options exercised...       --          --         581          1         --          2,979          --
Foreign currency
  translation adjustment.........       --          --          --         --         --             --          --
Issuance of convertible
  preferred stock................      200      20,000          --         --         --             --          --

Cost of preferred stock issuance.       --          --          --         --         --         (1,275)         --
                                       ---     -------     -------       ----     ------        -------     --------
Balance, September 30, 1996......      200     $20,000      37,666        $38      $(559)       $64,819     $(79,766)
                                       ===     =======     =======       ====     ======        =======     ========


                                                         NOTES
                                                       RECEIVABLE        NET
                                         CURRENCY         FROM        UNREALIZED
                                          FOREIGN      DIRECTORS       GAIN ON           TOTAL
                                        TRANSLATION     FOR SALE      MARKETABLE     STOCKHOLDERS'
                                        ADJUSTMENT      OF STOCK      SECURITIES        EQUITY
                                        ----------      --------      ----------        ------
Balance, September 30, 1995......            $(563)       $(70)           $195         $ 44,270
Adjustment for Datastorm and Inset
  poolings of interest...........               23          --              --              408
Adjustment for Vertisoft pooling
  of interests...................               --          --              --            1,039
Adjustment for Future Labs
  pooling of interests...........               --          --              --              507
Duplicate earnings elimination
  for poolings ..................               --          --              --             (717)
Purchase of Limbex...............               --          --              --           14,371
Stock issuance for purchase of
  Interlink......................               --          --              --            3,000
Stock issuance for purchase of
  assets from Pinnacle...........               --          --              --            1,800
Net loss.........................               --          --              --          (74,959)
Undistributed earnings of
  subchapter-S subsidiaries......               --          --              --               --
Distribution to shareholders.....               --          --              --           (7,307)
Net increase in unrealized gain..               --          --             184              184
Common stock options exercised...               --          52              --            3,032
Foreign currency
  translation adjustment.........               72          --              --               72
Issuance of convertible
  preferred stock................               --          --              --           20,000
Cost of preferred stock issuance.               --          --              --           (1,275)
                                             -----        ----            ----         --------
Balance, September 30, 1996......            $(468)       $(18)           $379         $  4,425
                                             =====        ====            ====         ========

          See accompanying notes to consolidated financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (IN THOUSANDS)

                                                                                             YEAR ENDED SEPTEMBER 30,
                                                                                       -------------------------------------
                                                                                       1996            1995             1994
                                                                                       ----            ----             ----
Cash flows from operating activities:
 Net income (loss) ..........................................................       $(74,959)       $  11,252         $(4,625)
 Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
   Depreciation and amortization of equipment
     and leasehold improvements .............................................          6,063            3,610           3,960
   Amortization of capitalized software cost & other intangibles ............          3,770            1,575           3,171
   Write-off of property and equipment ......................................          1,409               --           1,719
   Write-off of capitalized software costs and prepaid royalties ............          4,860               --           3,701
   Stock compensation .......................................................             --               59              --
   Elimination of duplicate net income from acquired entities ...............           (717)            (384)             --
   Loss on sale or abandonment of assets ....................................             --               38             271
   Write-off of in process research and development .........................         14,993            2,900              --
 Changes in assets and liabilities:
      Trade accounts receivable .............................................          4,591           (7,749)          5,333
      Refundable income taxes ...............................................             --            6,301          (6,301)
      Deferred income taxes .................................................          3,072           (2,178)             --
      Inventories ...........................................................            130             (435)            937
      Other current assets ..................................................         (3,420)          (1,565)          7,079
      Other assets ..........................................................         (4,092)            (203)         (5,453)
      Accounts payable ......................................................         (6,171)           5,342           4,267
      Accrued liabilities ...................................................             68            1,865           4,526
      Accrued restructuring charges .........................................            558           (3,476)          5,321
      Foreign currency translation adjustment ...............................             95               16              25
                                                                                    --------        ---------        --------
           Net cash provided by (used in) operating activities ..............        (49,750)          16,968          23,931
                                                                                    --------        ---------        --------
Cash flows from investing activities:
  Purchases of short-term investments .......................................             --         (111,989)        (61,351)
  Proceeds from sales and maturities of
   short-term investments ...................................................         34,285          106,289          59,131
  Capital expenditures ......................................................        (19,669)          (6,029)         (3,396)
  Capitalized software costs ................................................         (4,504)          (2,564)         (3,617)
  Purchase of minority interest in affiliates ...............................             --           (2,700)             --
  Loan to related party for note receivable - building ......................             --             (469)             --
  Advances (to) from affiliates .............................................             52             (100)            137
  Opening cash balance of previously unconsolidated subsidiaries ............          5,054              559              --
  Proceeds from sale of assets ..............................................             --               12               5
  Accrued acquisition charges, net of cash acquired .........................          6,493            2,525              --
                                                                                    --------        ---------        --------
           Net cash provided by (used in) investing activities ..............         21,711          (14,466)         (9,091)
                                                                                    --------        ---------        --------
Cash flows from financing activities:
  Net proceeds from issuance of preferred stock .............................         20,000               --              --
  Net proceeds from issuance of common stock ................................          3,529            1,439              11
  Proceeds from issuance of long-term convertible notes .....................         25,000               43             544
  Proceeds from issuance of bank debt .......................................          8,280               --              --
  Principal payments under long-term obligations ............................           (200)            (482)           (555)
  Notes payable to related parties ..........................................         (1,093)             441             635
  Acquisition of treasury stock .............................................             --             (532)             --
  Distributions to stockholders .............................................         (7,307)          (7,906)        (12,215)
                                                                                    --------        ---------        --------
           Net cash provided by (used in) financing activities ..............         48,209           (6,997)        (11,580)
                                                                                    --------        ---------        --------
           Net increase (decrease) in cash and
            cash equivalents ................................................         20,170           (4,495)          3,260
Cash and cash equivalents at beginning of period ............................          5,384            9,879           6,619
                                                                                    --------        ---------        --------
Cash and cash equivalents at end of period ..................................       $ 25,554        $   5,384        $  9,879
                                                                                    ========        =========        ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ................................................................       $    468        $      20        $     34
    Income taxes ............................................................          1,993            1,534              --

          See accompanying notes to consolidated financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1996, 1995 AND 1994

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Quarterdeck Corporation ("the Company") commenced operations as a California corporation on September 16, 1982, and was reincorporated in Delaware in 1991. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. See note 2 for a description of pooling of interests and purchase transactions. All significant intercompany transactions have been eliminated in consolidation.

      Revenue Recognition

           Revenue from the sale of software products is recognized upon shipment, where collection of the resulting receivable is probable and there are no significant obligations remaining. The estimated cost to fulfill technical support obligations to end users arising from the sale of software is accrued upon shipment. Certain limited rights of return and exchange from customers exist as defined by the Company's general distributor agreements. The Company establishes allowances for estimated product returns and exchanges as a reserve against revenues. Provisions for sales returns and exchanges were approximately $31,889,000, $9,136,000 and $7,510,000 in fiscal 1996, 1995 and 1994, respectively. Revenue from the sale or licensing of intellectual property is recognized when all significant obligations of the Company have been met and no customer right of return exists.

      Capitalized Software Costs

            Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development and production costs once technological feasibility has been achieved. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. For the year ended September 30, 1996, the Company did not capitalize any internal software development costs. Internal software development costs related to new products reaching technological feasibility during fiscal 1996 were immaterial. During fiscal 1996, the Company purchased and capitalized software amounting to $4,504,000. For the years ended September 30, 1995 and 1994, the Company capitalized $2,564,000 and $3,617,000, respectively, of software development and purchased software costs. Software development costs incurred prior to achieving technological feasibility as well as certain licensing costs are charged to research and development expense as incurred.

            Capitalized software development and purchased software costs are reported at the lower of unamortized cost or net realizable value. Commencing upon initial product release, these costs are amortized based on the straight-line method over the estimated life, generally one year for internal software development costs and twelve to thirty-six months for purchased software. Fully amortized software costs are removed from the financial records. For the years ended September 30, 1996, 1995 and 1994, the Company recorded $3,711,000, $1,575,000 and $3,171,000 of amortization of capitalized software costs, respectively, based on the straight-line method. Amortization of capitalized software costs is included in cost of revenues in the accompanying consolidated statement of operations.

      Inventories

           Inventories, consisting primarily of product packaging, documentation and media, is stated at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out (FIFO) method.

      Cash Equivalents and Short-Term Investments

           The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at September 30, 1996 and 1995 amounted to $25,554,000 and $5,384,000, respectively. $20 million of the September 30, 1996 balance of $25,554,000 was received pursuant to the Series B Convertible Preferred Stock (note 15) issuance on September 30, 1996.

            As of September 30, 1996, $22,226,000 of the total cash and cash equivalent balance was invested in interest bearing bank accounts and cash equivalent money funds.

           Short-term investments at September 30, 1995 amounted to $34,285,000 consisting of municipal bonds of $31,755,000, U.S. debt securities of $2,375,000 and corporate securities of $155,000. Effective October 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Under FAS 115, the Company has classified its short-term investments and long-term marketable securities as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

           Since the market value of short-term investments at October 1, 1994 approximated cost, the adoption of FAS 115 did not have a material effect on the Company's consolidated financial statements.

      Computation of Net Income (Loss) per Share

           The primary net income (loss) per common and common equivalent share for the years ended September 30, 1996, 1995 and 1994 has been computed using the weighted average number of common and dilutive common stock equivalent shares outstanding for each year as summarized below:

                                             YEAR ENDED SEPTEMBER 30,
                                       --------------------------------------
                                       1996             1995             1994
                                       ----             ----             ----
Weighted average common stock
  outstanding during the year       34,893,937       34,112,914       31,824,560
Common stock equivalents of
  stock options and warrants
  outstanding ...............               --        1,443,997               --
                                    ----------       ----------       ----------
Shares used in primary EPS
  calculation ...............       34,893,937       35,556,911       31,824,560
                                    ==========       ==========       ==========
Shares used in fully diluted
  EPS calculation ...........       34,893,937       36,498,634       31,824,560
                                    ==========       ==========       ==========

           The weighted average number of shares of common stock outstanding during each of the years has been adjusted to reflect the issuance of common stock in connection with the following acquisitions which are accounted for as poolings of interest: 3,500,000 shares for Landmark Research International Corporation ("Landmark") (note 2), 921,218 shares for Inset Systems, Inc. ("Inset") (note 2), 5,200,000 shares for Datastorm Technologies, Inc. and Datastorm Limited (together "Datastorm") (note 2), and 3,499,999 shares for Vertisoft Systems, Inc. ("Vertisoft") (note 2). The weighted average number of shares of common stock outstanding during fiscal 1996 includes 663,768 shares issued in the Future Labs, Inc. ("Future Labs") pooling of interests as if the shares were issued at the beginning of fiscal 1996. Additionally the following shares were issued in connection with purchase acquisitions and are included as of the respective acquisition dates: 1,309,890 shares for Limbex Corporation ("Limbex"), 205,000 shares for InterLink Technology, Inc. ("InterLink"), and 198,000 shares for the Pinnacle Software, Inc. ("Pinnacle") technology purchase. The weighted average number of shares of common stock outstanding for the year ended September 30, 1996 excludes 1,028,000 shares issued in connection with the above acquisitions, which are held in escrow, as their inclusion would be anti-dilutive to the loss per share. The weighted average number of shares of common stock outstanding for the year ended September 30, 1994, excluded 962,000 shares issued in connection with the above acquisitions, which are held in escrow, as their inclusion would be anti-dilutive.

           Additionally, effective October 1, 1994 (fiscal 1995), the weighted average number of common shares has been adjusted to reflect the issuance of 459,950 and 523,667 shares of common stock issued in connection with the Internetware, Inc. and a related party (together "Internetware") and StarNine Technologies, Inc. ("StarNine") mergers, accounted for as immaterial pooling of interests, respectively, and 149,000 shares of common stock issued during the year ended September 30, 1995 relating to the Company equivalent shares issued on the exercise of StarNine options.

      Reclassification

           Certain items in prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

      Use of Estimates

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Significant estimates are primarily related to provisions for sales returns, inventory reserve, allowance for doubtful accounts and valuation of long-term investments. Actual results could differ from these estimates.

      Concentrations of Credit Risk

           Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of short-term investments and trade accounts receivable. As of September 30, 1996, the Company had no short-term investments. As of September 30, 1995, the Company's investment portfolio was diversified and consisted of investment grade securities. The credit risk associated with trade accounts receivable is mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions.

      Depreciation and Amortization

           Depreciation and amortization of equipment and leasehold improvements is provided by the straight-line method over the estimated useful lives of the related assets as follows:

           Building  .......................................................              40 years
           Computer equipment...............................................          3 to 7 years
           Office furniture and equipment...................................          5 to 7 years
           Leasehold improvements ..........................................          Shorter of lease or useful life of asset
           Equipment under capital lease ...................................          3 to 7 years

      Income Taxes

           The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (FAS 109). SFAS 109 requires the assets and liability method of accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Stock-Based Compensation

           In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the financial statements.

           The Company expects to continue to use the intrinsic value-based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, in its financial statements for fiscal 1997, the Company will make the required pro forma disclosures in a footnote to the financial statements. SFAS No. 123 is not expected to have a material effect on the Company's results of operations or financial position.

      Non-Cash Transactions

           The Company has recorded certain significant non-cash transactions relating to certain mergers and purchases which included Common
      Stock as all or a portion of the consideration and has commenced a restructuring program which includes recording certain non-cash charges. See also Notes 2 and 4 herein.

      Fair Value of Financial Instruments

           The fair values of the Company's cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and accrued acquisition and restructuring charges approximate their carrying value due to the relatively short maturities of these instruments. The fair value of the loans payable to banks approximate the fair value of the instruments due to the stated interest rates on such notes and the collateral supporting the notes. The fair value of the convertible debentures approximates face value due to the stated interest rate on such instrument and the indeterminate nature of the value of the convertibility feature of such debt instrument.

      Long-Lived Assets

      In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), was issued. This statement provides guidelines for the recognition of impairment losses related to long-term assets and is effective for fiscal years beginning after December 15, 1995, with earlier application encouraged. The Company will adopt SFAS No. 121 during fiscal 1997. The Company believes that such adoption will not have a material impact on the consolidated financial statements.

      Foreign Currency Translation

           Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are shown separately in stockholders' equity. Foreign currency transaction gains and losses are not material and are included in the determination of net income (loss).


      NOTE 2.  ACQUISITIONS AND STRATEGIC INVESTMENTS

      Poolings of Interests

      Fiscal 1996:

           On December 29, 1995, the Company merged with Inset, a developer of utility application software for personal computers. The Company issued 921,218 shares of common stock in exchange for all of the outstanding common stock of Inset. This merger has been accounted for as a pooling of interests combination and accordingly, the consolidated financial statements for all periods presented herein have been restated to include the accounts and results of operations of Inset.

        On March 28, 1996, the Company consummated a merger with Datastorm. The Company issued 5.2 million shares of common stock in exchange for all of the outstanding stock of Datastorm. The merger has been accounted for as a pooling of interests and therefore, the consolidated financial statements for all periods presented herein have been restated to reflect the combined operations of the Company and Datastorm.

        Datastorm had a calendar year end and accordingly, the Datastorm statement of operations for the year ended December 31, 1995, was restated and combined with the Company's statement of operations for the fiscal year ended September 30, 1995. In order to conform Datastorm's year end to the Company's fiscal year end, the consolidated statement of operations for the year ended September 30, 1996, includes three months (October 1995 through December 1995) for Datastorm, which are included in the consolidated statement of operations for the fiscal year ended September 30, 1995. Accordingly an adjustment has been made to retained earnings during fiscal 1996 to eliminate the duplication of net income of $717,000 for the three month period ended December 31, 1995. Financial information related to Datastorm's fiscal years ended December 31, 1994 and 1993 were combined with financial information related to the Company's fiscal years ended September 30, 1994 and 1993, respectively.

        Datastorm's S corporation status terminated upon consummation of the merger and undistributed earnings at March 28, 1996, and all prior periods, have been reclassified to additional paid-in-capital.

        The Company's Datastorm subsidiary leased office and warehouse space from Three Guys With a Building partnership, a company that was affiliated to Datastorm through common ownership. As a result of the acquisition and completion of a new office building for the Company by the partnership, the existing lease has been terminated at no cost to the Company (see note
      14). Lease expense for 1996, 1995 and 1994 totaled $698,000, $686,000 and
      $667,000 respectively.

        The Company's Datastorm subsidiary owed Intersoft, Inc., an Interest Charge Domestic International Sales Corporation ("IC-DISC") affiliated with Datastorm through common ownership, $1,015,000 and $527,000 as of December 31, 1995 and 1994, respectively, for commission expenses and interest related to international sales. These amounts are included in notes payable to related parties.

        On May 15, 1996, the Company acquired substantially all of the assets of Future Labs, a developer of real-time collaborative technology. The Company issued 663,768 shares of common stock in exchange for all of the outstanding stock of Future Labs. The transaction was accounted for as an immaterial pooling of interests and therefore, the consolidated financial statements for all periods beginning on or after October 1, 1995 have been restated to reflect the combined operations of the Company and Future Labs.

        On July 18, 1996, the Company acquired 100% of the common stock of Vertisoft in exchange for 3,499,999 shares of Company common stock. This transaction has been accounted for as an immaterial pooling of interests, and as a result, the accompanying financial statements are presented as if the combining companies had been combined commencing October 1, 1995. The number of shares issued in the Vertisoft pooling of interests is material to the Company for all periods, and accordingly the number of common shares outstanding and earnings per share have been restated for all periods after October 1, 1992, to reflect the 3,499,999 shares issued in such transaction.

      Fiscal 1995:

        On June 30, 1995, the Company acquired Landmark, a developer of utility application software for personal computers. The Company issued 3,500,000 shares of common stock in exchange for all of the outstanding common stock of Landmark. The transaction was accounted for as a pooling of interests and therefore, the consolidated financial statements for all periods presented herein reflect the combined operations of the Company and Landmark.

        Landmark's S corporation status terminated upon acquisition by the Company. Landmark's undistributed earnings at September 30, 1995, and 1994, have been re-classified to additional paid-in capital. Distributions to Landmark's stockholders, amounting to $2,114,000, and $587,000 for the years ended September 30, 1995, and 1994, respectively have been charged to additional paid-in capital.

        On August 28, 1995, the Company issued 459,950 shares of its common stock in exchange for 100% of the outstanding shares of Internetware. The transaction was accounted for as an immaterial pooling of interests, and accordingly, the consolidated financial statements have been prepared as if Internetware had been combined beginning October 1, 1994. The Company recorded an adjustment to beginning equity to reflect the 459,950 shares issued in the transaction and Internetware's stockholders' deficiency of $36,000 at September 30, 1994. Acquisition costs paid by certain stockholders of Internetware, amounting to $450,000 have been recorded as acquisition expenses of the combined entities and a capital contribution.

        On September 29, 1995, the Company issued 672,667 shares of its common stock in exchange for 100% of the outstanding shares of StarNine. This transaction was accounted for as an immaterial pooling of interests, and accordingly, the consolidated financial statements have been prepared as if StarNine had been combined beginning October 1, 1994.

        In connection with the 1996 mergers, the following merger transaction costs and expenses were recorded and have been charged to expense in fiscal 1996. These merger transaction costs and expenses include the following (in thousands):


                                    INSET       DATASTORM     FUTURELABS      VERTISOFT       TOTAL

Acquisition costs...............  $ 1,846        $ 4,782        $ 1,417         $1,l75        $ 9,220
Non-cash charges................       --           (863)            --             --           (863)
Cash payments...................   (1,746)        (3,040)        (1,058)          (400)        (6,244)
                                  -------        -------        -------        -------        -------
Balance, September 30, 1996       $   100        $   879        $   359        $   775        $ 2,113
                                  =======        =======        =======        =======        =======



        In connection with the 1995 mergers, the following merger transaction costs and expenses were recorded and charged to expense in fiscal 1995. These merger transaction costs and expenses include the following (in thousands):

                                         LANDMARK        STARNINE     INTERNETWARE      TOTAL
                                         --------        --------     ------------      -----

      Acquisition costs                   $ 3,600        $ 1,200        $   300        $ 5,100
      Non-cash charges                         --           (450)            --           (450)
      Cash payments                        (1,860)           (98)          (175)        (2,133)
      Reversal of acquisition costs          (488)            --             --           (488)
                                          -------        -------        -------        -------
      Balance, September 30, 1995           1,252            652            125          2,029
      Cash payments                        (1,688)          (565)          (125)        (2,378)
      Additional acquisition costs            482             99             --            581
                                          -------        -------        -------        -------

      Balance, September 30, 1996         $    46        $   186        $    --        $   232
                                          =======        =======        =======        =======


        The results of operations previously reported by the separate enterprises, that are discussed above and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                                         YEAR ENDED SEPTEMBER 30,
                         --------------------------------------------------------------------------------------
                                  1996                           1995                            1994
                         -----------------------         ----------------------        ------------------------
                                           NET                            NET                          NET
                            NET          INCOME            NET           INCOME          NET          INCOME
                         REVENUES        (LOSS)          REVENUES        (LOSS)        REVENUES       (LOSS)
                         --------       --------         --------        ------        --------       ------
Quarterdeck...........     $92,030        $(86,856)       $54,986       $2,744         $26,753       $(21,171)
Landmark..............          --             --          11,236        1,309          11,953          2,323
StarNine  ............          --             --           3,981           38              --             --
Internetware .........          --             --             444         (202)             --             --
Inset  ...............       2,669             424          6,394          134           4,022         (1,929)
Datastorm ............      29,413          12,576         40,499        6,990          42,402         16,242
Future Labs...........       1,312           (335)             --           --              --             --
Vertisoft.............       7,676           (623)             --           --              --             --
Pooling Adjustments...          --           (145)             66          239            (415)           (90)
                          --------       --------        --------      -------         -------        -------
Restated Quarterdeck...   $133,100       $(74,959)       $117,606      $11,252         $84,715        $(4,625)
                          ========       =========       ========      =======         =======       ========


        Net revenues and net income(loss) for Vertisoft, Future Labs, Datastorm, Inset, Landmark, StarNine and Internetware for the years ended September 30, 1996 and 1995 reflect the results of each entity for only the period prior to the date of acquisition by the Company. Results subsequent to the date of the mergers are included with the Company's operations. Net revenue and net income (loss) for 1994 reflect the separate results of Landmark, Inset and Datastorm. Pooling adjustments were made primarily to conform accounting policies to those of the Company.

      Purchases

      Fiscal 1996:

        On June 6, 1996, the Company acquired certain software and related intellectual property rights from Pinnacle in exchange for common stock with a market value, as defined, of $1,800,000, or 198,000 shares. The entire amount has been recorded as capitalized software. This transaction has been accounted for using the purchase method of accounting. The Company is also obligated to pay certain minimum royalties of $200,000 per year for four years commencing no later than March 31, 1997. The Company has paid $100,000 and is obligated for an additional $200,000, as payment for consulting services and a non-competition agreement with the principal of Pinnacle.

        On July 16, 1996, the Company purchased certain assets and technology relating to remote control software from InterLink as an essential part of the Company's communication product line. The Company issued 205,000 shares of common stock and is obligated to issue approximately $1,381,000 worth of additional shares, up to a maximum of 205,000 additional shares, on the six month anniversary of the closing date based on the trading price of the Company common stock at such time. The acquisition has been accounted for as a purchase. The total consideration for the InterLink acquisition was $3,155,000, including the Company's obligation to issue an additional $1,381,000 of Common Stock.

        On August 14, 1996, the Company acquired the remaining shares of Limbex not owned by the Company. Prior to such acquisition the Company owned approximately 20% of Limbex. Limbex is the developer of WebCompass product line. As a result of the merger, the Company owns 100% of Limbex. The total consideration for the acquisition was $16,295,000, including approximately $3,300,000 of consideration to be settled one year from the closing in cash or common stock of the Company, at the Company's option. The Company's previous investment of 20% was allocated using the historical cost of the investment.

        The purchase price allocation for the acquisitions of InterLink and Limbex was made among the identifiable tangible and intangible assets, based on the fair market value of those assets utilizing the discounted cash flow of the technology acquired, as well as applying a factor incorporating the cost of the working capital employed. Specifically, purchased in process research and development was identified and valued through extensive interviews and analysis of data concerning each InterLink or Limbex development project. Expected future cash flows of each development project were discounted taking into account risks associated with the inherent difficulties and uncertainties in completing the project, and thereby achieving technological feasibility, and risks related to the viability of and potential changes in future target markets.

        This analysis resulted in an allocation of $2,872,000 and $12,121,000 of purchased research and development for InterLink and Limbex, respectively, which had not yet reached technological feasibility and did not have alternative future uses. The $2,872,000 and $12,121,000 of purchased research and development is included in acquisition, restructuring and other charges in the accompanying consolidated statements of operations. Using the same methodology, goodwill for InterLink and Limbex was calculated to be $283,000 and $2,546,000, respectively, and is included in other assets, to be amortized over 10 years. In addition, the Company allocated $328,000 of the Limbex purchase price to intangible assets which will be amortized over a period of 24 to 36 months and $396,000 to a capitalized software technology which will be amortized over 14 months.

        The results of operations of these purchased entities for the periods prior to the acquisitions were immaterial to the Company and, accordingly, pro forma disclosures of the effect of such transactions have not been presented.

      Fiscal 1995:

        On September 28, 1995, the Company acquired the intellectual property assets of Prospero in exchange for common stock with a market value, as defined, of $2,950,000, or 154,693 shares, plus the assumption of $60,000 of liabilities, and transaction costs amounting to approximately $125,000. This transaction has been accounted for using the purchase method of accounting. At September 30, 1995, accrued transaction costs, assumed liabilities and stock registration fees amounted to approximately $196,000 and were classified as accrued acquisition and restructuring charges.

        An allocation of the purchase price was made among the identifiable tangible and intangible assets, using the same methodology previously discussed for the Limbex and InterLink purchase price allocations. This allocation resulted in $2,578,000 of purchased research and development which had not yet reached technological feasibility and did not have alternative future uses. Therefore, in accordance with generally accepted accounting principles, the $2,578,000 of purchased research and development is included in acquisition, restructuring and other charges in the accompanying consolidated statements of operations.

        Using the same methodology, purchased software was identified and valued. This analysis resulted in $557,000 of purchased software which had reached technological feasibility, and therefore was capitalized. The purchased software will be amortized over a period of 24 months.

      Other Investments

        On February 7, 1996, the Company acquired, in a private placement of common stock, less than a 5% interest in Infonautics Corporation ("Infonautics") in exchange for $3,250,000. This transaction is accounted for under the cost method of accounting and the investment is included on the balance sheet in other assets and is carried at lower of cost or market. Infonautics consummated an initial public offering of its common stock during May of 1996. The Company's shares in Infonautics were not registered at that time and therefore remain subject to certain limitations on resale. Infonautics stock has traded at prices below the Company's cost basis for several months prior to September 30, 1996. The Company determined that a portion of the reduction in the stock price was due to an other than temporary decline and accordingly recorded a charge to other income (expense) of $720,000 to reduce the carrying value of the investment.

        During fiscal 1996, the Company also recorded a charge in other income (expense) for $727,000 to write off its investment in Streetwise, a software development firm.

        On December 24, 1995, the Company and a Belgian venture capital group formed a new entity, Quarterdeck Flanders N.V. ("QDF"). The Company entered into an agreement to purchase 50.002% of QDF in exchange for an agreement to make a capital contribution of $900,000. In September 1996, the Company transferred its interest in QDF to a third party who assumed the Company's obligation to make the capital contribution.

        In June 1995, the Company purchased a minority equity position in LHSP, a company that develops and licenses speech compression technology. The cash investment of $1,500,000 was accounted for using the cost method. During the year, LHSP completed an initial public offering. During fiscal 1996, the company sold a portion of this investment for $2,346,000 and recorded a gain of $1,435,000 which is included in other income (expense) on the statement of operations. The Company wrote up the value of the remaining investment by $379,000 during the period ended September 30, 1996. This increase is recorded directly to the equity section of the balance sheet and does not affect net income. Therefore, the Company's remaining investment is carried at $968,000 and included in other assets on the balance sheet.

        In June 1995, the Company agreed to purchase a minority equity position in Intelligence at Large, Inc. ("IAL"), a company that develops Internet audio technology. The agreement required the Company to make a total investment of $1,250,000, payable upon IAL achieving specified development milestones. The Company has accounted for this investment using the cost method. As of September 30, 1996, the Company had remitted $1,250,000 to IAL. This investment is carried at cost and is included in other assets.

      NOTE 3.  BALANCE SHEET AND INCOME STATEMENT INFORMATION

                                                                  SEPTEMBER 30,
                                                            ------------------------
                                                              1996            1995
                                                            --------        --------
                                                                  (in thousands)

  Cash and short-term investments:
  Cash and cash equivalents .........................       $ 25,554        $  5,384
  Short-term investments ............................             --          34,285
                                                            --------        --------
                                                            $ 25,554        $ 39,669
                                                            ========        ========

  Trade accounts receivable:
  Receivables .......................................       $ 22,284        $ 18,822
  Less:  allowance for doubtful accounts ............         (2,032)           (870)
  Less:  allowance for sales returns and marketing
          development funds .........................        (10,987)         (4,331)
                                                            --------        --------
                                                            $  9,265        $ 13,621
                                                            ========        ========

  Other current assets:
  Prepaid royalties .................................       $    901        $  1,427
  Income tax receivable .............................          2,825              --
  Other prepaid expenses ............................          1,150           1,345
  Notes receivable ..................................              1             100
  Advances to employees .............................             26               5
  Acquisition costs .................................             --             287
  Other .............................................            691             842
                                                            --------        --------
                                                            $  5,594        $  4,006
                                                            ========        ========

  Property, plant and equipment:
  Construction in progress (building)................        $11,069        $     --
  Computer equipment.................................         20,406          14,710
  Office furniture and equipment ....................          2,252           3,046
  Office furniture and equipment under capital leases            252              26
  Leasehold improvements ............................          1,586           1,696
                                                            --------        --------
                                                              35,565          19,478
  Less:  accumulated depreciation and amortization ..        (14,313)        (11,143)
                                                            --------        --------
                                                            $ 21,252        $  8,335
                                                            ========        ========

  Capitalized software costs:
  Capitalized software costs ........................       $  5,254        $  4,184
  Less:  accumulated amortization ...................         (1,806)         (1,377)
                                                            --------        --------
                                                            $  3,448        $  2,807
                                                            ========        ========

  Other assets:
  Marketable securities .............................       $    968        $     --
  Other investments .................................          3,788           2,700
  Notes receivable from employee ....................             13             125
  Goodwill and other intangible assets acquired, net.          3,125              --
  Other .............................................          1,623             508
                                                            --------        --------
                                                            $  9,517        $  3,333
                                                            ========        ========

  Accrued liabilities:

  Accrued expenses ..................................       $ 13,824        $  7,447
  Accrued postcontract customer support .............            456             584
  Accrued vacation ..................................          1,460           1,877
  Accrued advertising ...............................          1,121           1,608
  Deferred revenue ..................................            273             431
  Other .............................................             98           1,387
  Income taxes payable ..............................             --             546
                                                            --------        --------
                                                            $ 17,232        $ 13,880
                                                            ========        ========


Accrued acquisition and restructuring charges:
  Acquisitions ......................................       $  2,345        $  2,029
  Restructurings ....................................          8,280           1,230
  Purchase transaction costs ........................            315             196
                                                            --------        --------
                                                            $ 10,940        $  3,455
                                                            ========        ========

Income Statement:
Acquisition, restructuring and other charges:
  Restructuring .....................................       $ 12,995        $    219
  Acquisitions ......................................          9,801           4,612
  In-process research and development ...............         14,993           2,578
                                                            --------        --------
                                                            $ 37,789        $  7,409
                                                            ========        ========

      NOTE 4.  RESTRUCTURING AND OTHER CHARGES

        During fiscal 1996, the Company implemented a comprehensive, corporate wide restructuring plan. As a result of the plan, the Company recorded a charge of $12,995,000 and reduced its workforce by approximately 40%, eliminating nearly 500 positions. As a component of the restructuring, the Company will also close offices or reduce the amount of space utilized at its current locations. The restructuring charge includes an estimate of the impact of the affected lease obligations (net of estimated sublease income or settlements). The Company also wrote off excess equipment, furniture and leasehold improvement in connection with the employee and space reductions. Finally, the charge includes write-offs of capitalized software and prepaid royalties relating to products which the Company no longer plans to actively market. This restructuring focuses the Company around two core business units (utilities and communications and Internet solutions) and a direct marketing unit. As part of the restructuring, the Company has centralized operations and eliminated duplicate functions that resulted from certain acquisitions. The Company believes that these actions should improve its competitive position.

        The following is an analysis of the significant components of the fiscal 1996 restructuring and other charges and 1996 activity (in thousands):

                                         TOTAL                                CASH PAID
                                  RESTRUCTURING AND         NON-CASH          IN FISCAL         ACCRUED AS OF
                                 NON-RECURRING COSTS         COSTS               1996        SEPTEMBER 30, 1996
                                 -------------------        --------          ---------      ------------------

Reduction of non-core
  product lines .............            $ 2,754            $ 2,754            $    --            $    --
Discontinuance and
  consolidation of offices ..              1,420                 --                 --              1,420
Severance costs .............              6,513                 --                550              5,963
Write-off property and
  equipment and other charges              2,308              1,240                413                655
                                         -------            -------            -------            -------

       Total ................            $12,995            $ 3,994            $   963            $ 8,038
                                         =======            =======            =======            =======


        During the fourth fiscal quarter of 1994, management adopted a Company-wide restructuring plan designed to focus the Company's efforts on strategic product and market opportunities. The results for the fourth quarter and fiscal year 1994 included a pre-tax charge totaling $12,863,000 relating to the restructuring activities and other non-recurring charges. Of the total, $7,416,000 were non-cash charges and $741,000 of the remaining charges were paid prior to September 30, 1994. During fiscal 1995, $219,000 of additional restructuring charges were recorded and $3,695,000 of the restructuring charges were paid during fiscal 1995, leaving an accrual as of September 30, 1995 of $1,230,000. During fiscal 1996, $890,000 of this amount was paid prior to September 30, 1996, while $98,000 of prior accrual was reversed leaving a balance of $242,000 at September 30, 1996.

        NOTE 5.  INCOME TAXES

        The components of the provision (benefit) for income taxes for the fiscal years ended September 30, 1996, 1995 and 1994, respectively, are as follows (in thousands):

                     FEDERAL          STATE           TOTAL
                     -------          -----           -----

1996:
  Current ..........   $201            $  0            $201
  Deferred .........    605               0             605
                       ----            ----            ----
      Total ........   $806            $  0            $806
                       ====            ====            ====

1995:
  Current ..........   $ 2,330             $   179             $ 2,509
  Deferred .........    (2,021)               (157)             (2,178)
                       -------             -------             -------
      Total ........   $   309             $    22             $   331
                       =======             =======             =======

1994:
  Current ..........   $(5,984)            $     2             $(5,982)
  Deferred .........        --                  --                  --
                       -------             -------             -------
      Total ........   $(5,984)            $     2             $(5,982)
                       =======             =======             =======


        The actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) computed by applying the effective Federal income tax rate of 34% to income (loss) before income taxes as follows (in thousands):

                                                                       YEAR ENDED SEPTEMBER 30,
                                                         --------------------------------------------------
                                                           1996                 1995                 1994
                                                           ----                 ----                 ----

Expected income tax expense (benefit) .......            $(25,212)            $  3,938             $( 3,606)
Change in valuation allowance ...............              20,294                  483                2,853
State income taxes, net of Federal
  income tax benefit ........................              (2,393)                  14                   --
Net (income) loss on foreign subsidiary .....               3,005                 (608)               1,510
Net income of Subchapter S subsidiary .......              (3,300)              (3,014)              (6,444)
Tax exempt income benefit ...................                (106)                (339)                (250)
Alternative minimum tax and other tax credits                 300                 (257)                  --
Acquisition costs ...........................               9,916                   --                   --
Other .......................................              (1,698)                 114                  (45)
                                                         --------             --------             --------
                                                         $    806             $    331             $( 5,982)
                                                         ========             ========             ========

        At September 30, 1994, the Company had deferred tax assets amounting to $2,853,000, for which a full valuation allowance was provided. The deferred tax assets consisted of the tax effect from the expected future reversal of temporary differences, resulting in part from restructuring charges in fiscal 1994, which were not deductible for federal income tax purposes until the amounts are actually paid. Recognition of the deferred tax assets is dependent on a number of factors, including the timing of reversal of the temporary differences and an assessment of the future realizability of the deferred tax assets.

        The net change in the total valuation allowance for the twelve months ended September 30, 1995 was an increase of $483,000. Of this amount, $2,661,000 resulted from increases in gross deferred tax assets offset by an increase in the total net deferred assets of $2,178,000. The increase in total net deferred assets resulted from the Company's revaluation of the realizability of the future income tax benefit occasioned by various events which occurred during the third and fourth quarters of fiscal 1995. The acquisition of four new businesses in the third and fourth quarters of fiscal 1995, which significantly increased revenues and the occurrence of other events, made it more likely than not that the various tax benefits would be realized. As a result, the carrying value of the net deferred tax benefit was increased by $2,178,000, which was recognized as a current period income tax benefit.

        The net change in the total valuation allowance for the twelve months ended September 30, 1996, was an increase of $20,294,000. Of this amount, $18,116,000 resulted from an increase in gross deferred tax assets and $2,178,000 resulted from a decrease in net deferred tax assets. Management has concluded that the future realization of the deferred tax asset is uncertain. Accordingly, a full valuation allowance has been applied.

        Under FAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets (liabilities) consist of the following (in thousands):

                                                            YEAR ENDED SEPTEMBER 30,
                                                      ------------------------------------
                                                      1996            1995            1994
                                                      ----            ----            ----

Accrued restructuring charges ...............       $  2,222        $    311        $    684
Software development costs recognized
  as incurred for tax purposes ..............           (223)             12            (401)
State taxes .................................          2,393               7             486
Allowance for sales returns .................          1,819             837             669
Depreciation ................................            834             825             563
Allowance for doubtful accounts
  and other reserves ........................          3,111             997             879
Acquisition costs ...........................             --           1,591              --
Tax net operating losses ....................         17,265              --              --
Other, net ..................................           (782)            934             (27)

Deferred tax assets, valuation allowance.....        (26,639)         (3,336)         (2,853)
                                                    --------        --------        --------

  Total net deferred tax assets .............       $     --        $  2,178        $     --
                                                    ========        ========        ========

        The valuation allowance at September 30, 1996 of $26,639,000 includes $3,009,000 of tax benefits related to stock options exercised. These tax benefits will be credited to equity when realized.

        Prior to June 30, 1995, Landmark elected to be taxed as an S corporation whereby the income tax effects of Landmark's activities accrued directly to its shareholders. Landmark's S corporation election terminated on June 30, 1995, at the time of the acquisition. Prior to being acquired by the Company, Datastorm elected to be taxed as an S corporation whereby the income tax effects of Datastorm's activities accrued directly to the shareholders. Datastorm's S corporation election terminated at the time of acquisition. As a result, deferred income taxes for both Landmark and Datastorm, under the provisions of FAS 109 were established and the effects are included in the accompanying consolidated financial statements.

        The Company has a Federal tax net operating loss of $50,779,000 expiring in 2011.

      NOTE 6.  STOCK OPTIONS AND WARRANTS

        In fiscal 1990, the Company adopted two stock option plans, the 1990 Directors' Stock Option Plan and the 1990 Stock Plan. Both plans have subsequently been amended. During 1995, the Company's Board of Directors approved an amendment to increase the number of shares of stock authorized for issuance under the 1990 Stock Plan from 3,000,000 to 6,000,000 shares, which amendment was approved by the shareholders on February 2, 1996. Under the amended terms of the 1990 Stock Plan, shares of common stock are reserved for issuance to employees and consultants pursuant to incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or stock bonuses. The Company has never issued a stock appreciation right, a restricted stock award or a stock bonus. Under the terms of the 1990 Directors' Stock Option Plan, 300,000 shares are reserved for issuance to non-employee directors. In fiscal 1996, the Company adopted the 1996 Acquisition Stock Incentive Plan.

        1996 ACQUISITION STOCK INCENTIVE PLAN. Under the terms of the 1996 Acquisition Stock Incentive Plan, options may not exceed 10 years in length. All grants under this plan must be non-qualified stock options. These options may not be granted at less than 85% of fair market value at the time the option is granted, unless utilized in exchange for options previously issued by a combining company in conjunction with a pooling transaction. During fiscal 1996, the Company granted 105,610 stock options at exercise prices between $0.00 and $7.75 per share, 297,600 stock options at an exercise price of $8.81 per share, 665,000 stock options at an exercise price of $13.63 per share, and 67,715 stock options at exercise prices between $13.94 and $35.50 per share. During fiscal 1996, 64,036 options were exercised and 164,037 options were cancelled. At September 30, 1996, 1,117,844 options were outstanding and 68,154 options were exercisable under the 1996 Acquisition Stock Incentive Plan.

        1990 STOCK PLAN. Under the terms of the 1990 Stock Plan, options may not exceed 10 years in length. Incentive stock options are granted at 100% of fair market value. Non-qualified stock options may not be granted at less than 85% of fair market value. Options outstanding under the 1990 Stock Plan are exercisable in varying increments commencing one year after date of grant and expire five to ten years from date of grant or upon earlier termination. During fiscal 1996, the Company granted 769,500 stock options at exercise prices between $5.00 and $10.00, 353,500 stock options at exercise prices between $10.01 and $15.00, 756,641 stock options at exercise prices between $15.01 and $20.00, and 181,946 stock options at exercise prices between $20.01 and $34.63. During fiscal 1995, the Company granted 522,772 stock options at exercise prices between $2.50 and $5.00 per share, 40,000 stock options at exercise prices between $5.01 and $10.37 per share, and 1,639,583 stock options at exercise prices between $10.38 and $17.50 per share. During fiscal 1994, the Company granted 10,000 stock options at an exercise price of $2.50, 485,700 stock options at an exercise price of $2.00 per share and 503,600 stock options at an exercise price of $2.25 per share.

        During fiscal 1996, 516,767 options were exercised and 738,207 options were cancelled. During fiscal 1995, 205,650 options were exercised and 268,550 options were cancelled. During fiscal 1994, 7,501 options were exercised and 481,399 options were cancelled. At September 30, 1996, 4,828,037 options were outstanding and 1,077,431 options were exercisable under the 1990 Stock Plan.

        1990 DIRECTORS' STOCK OPTION PLAN. Under the terms of the 1990 Directors' Stock Option Plan, options are exercisable in varying increments and expire within five years or upon earlier directorship termination. During fiscal 1996, 52,500 stock options were granted at exercise prices between $8.00 and $16.50 per share, zero options were exercised, and zero options were cancelled. During fiscal 1995, 15,000 stock options were granted at an exercise price of $4.00 per share, 52,500 options were exercised, and no options were cancelled. During fiscal 1994, 30,000 options were granted at an exercise price of $2.625 per share and 15,000 options were granted at an exercise price of $2.25 per share. During fiscal 1994, 2,500 options were exercised and no options were cancelled. At September 30, 1996, 102,500 options were outstanding under the 1990 Directors' Stock Option Plan and 50,000 options were exercisable.

        1989 NON-QUALIFIED STOCK PLAN. In October 1989, the Company adopted its 1989 Non-Qualified Stock Plan pursuant to which options were granted at prices determined by the Board of Directors. The options were exercisable in varying increments and expire five years from date of grant or upon earlier termination of employment. No additional options may be granted under this plan. A total of 385,000 option shares at an option price of $0.10 per share have been granted pursuant to the plan, all of which were granted in October 1989. During fiscal 1995, 93,125 options were exercised and no options were cancelled. During fiscal 1994, 20,250 options were exercised and no options were cancelled. At September 30, 1995, no options were outstanding and exercisable under the 1989 Non-Qualified Stock Plan and accordingly, the plan was terminated.

        To the extent the Company derives a tax benefit from options exercised by employees, such benefit is credited to paid-in capital when realized on the Company's income tax return. Tax benefits realized totaling $0, $59,000 and $16,000 were credited to additional paid-in capital in fiscal 1996, 1995 and 1994, respectively.

        A summary of all stock option and warrant activity in the three-year period ended September 30, 1996 is as follows:

                                          SHARES          OPTION RANGE
                                          ------          ------------

Outstanding at September 30, 1993        1,302,200       $0.10 - $17.50
  Options granted ...............        1,044,300        2.00 -   2.63
  Options exercised .............          (30,251)       0.10 -   3.56
  Options cancelled .............         (481,399)       0.62 -  17.50
                                         ---------

Outstanding at September 30, 1994        1,834,850       $0.10 - $17.50
  Options granted ...............        2,217,355        2.50 -  17.50
  Options exercised .............         (351,275)       0.10 -  17.50
  Options cancelled .............         (268,550)       2.00 -  17.50
                                         ---------

Outstanding at September 30, 1995        3,432,380       $2.00 - $17.50
  Options granted ...............        4,099,048        0.00 -  35.50
  Options exercised .............         (580,803)       6.25 -  39.00
  Options cancelled .............         (902,244)       0.25 -  27.50
                                         ---------

Outstanding at September 30, 1996        6,048,381       $0.25 - $34.63
                                         =========       =====   ======


      NOTE 7.  COMMITMENTS

        The Company leases facilities under operating leases that expire through fiscal 2016. Rental expense for the years ended September 30, 1996, 1995 and 1994 amounted to approximately $4,367,000, $3,076,000, and $3,468,000 respectively.

        Minimum annual rental payments under these leases are as follows (in thousands):

        Year ending September 30:

              1997.............................................................. $ 2,421
              1998..............................................................   2,367
              1999..............................................................   2,257
              2000..............................................................   1,954
              2001..............................................................     408
              Thereafter........................................................   4,643
                                                                                 -------
                Total........................................................... $14,050
                                                                                 =======

        Accumulated depreciation related to equipment under capital leases was $143,000 at September 30, 1994. The Company has no equipment under capital leases as of September 30, 1996 and 1995.

      NOTE 8.  STOCKHOLDER RIGHTS PLAN

        In September 1992, the Company made a dividend distribution of one preferred share purchase right for each outstanding share of common stock. The rights trade with the common stock and only become exercisable, or transferable apart from the common stock, ten business days after a person or group (Acquiring Person) acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company's common stock. Each right, under certain circumstances, entitles its holder to acquire one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock, par value $0.001 per share, at a price of $35, subject to adjustment. If 15% of the Company's common stock is acquired, or a tender offer to acquire 15% of the Company's common stock is made, each right not owned by an Acquiring Person will entitle the holder to purchase at the exercise price, Company common stock having a market value of twice the exercise price of the rights. In addition, if the Company is acquired in a merger or other business combination, the rights will entitle a holder to buy a number of shares of common stock of the acquiring Company having a market value of twice the exercise price of each right. The rights may be redeemed by the Company at $0.01 per right at any time until a 15% position has been acquired. The rights expire on August 22, 2002, and at no time have voting power.

        In connection with the issuance of the Series B Preferred Stock and the Warrant during fiscal 1996, (see Note 15), the Company amended the Rights Agreement dated August 11, 1992 (the "Rights Agreement") between the Company and Bank of America, National Trust and Savings Association, as rights agent, to provide that the institutional investor that acquired the Series B Preferred Stock and Warrant will not be deemed to be an Acquiring Person (as defined in the Rights Agreement) as a result of its acquisition of the Series B Preferred Stock, the Warrant or any shares of Common Stock received upon conversion of the Series B Preferred Stock or exercise of the Warrants; provided, however, if the institutional investor becomes the Beneficial Owner (as defined in the Rights Agreement) of any additional number of shares of Common Stock in excess of 5% of the outstanding shares of Common Stock other than as a result of the conversion of the Series B Preferred Stock and/or exercise of the Warrant, then the institutional investor will be deemed to be an Acquiring Person.

      NOTE 9.  EMPLOYEE BENEFIT PLANS

        In January 1991, the Company adopted a defined contribution 401(k) plan. Employees must work a minimum of 1,000 hours per year and be at least 21 years of age and must have completed at least 12 consecutive months of service to be eligible for the plan. Participants may contribute 1% to 15% of their compensation. During fiscal 1993, the Board of Directors approved a Company match of 25% of employee contributions up to 5% of eligible compensation. The Company match was increased to 50% of employee contributions up to 5% of eligible compensation for calendar 1995. As of January 1996, the plan was amended to allow employee participation in the plan after at least 3 consecutive months of service. Additionally, the Company matching was increased to 50% of employee contributions up to 6% of eligible compensation for calendar 1996. The Company's matching contributions totaled $1,243,000, $112,000 and $96,000 for fiscal 1996, 1995 and 1994, respectively.

        Employees of the Company's Datastorm subsidiary participated in the Datastorm Technologies, Inc., Integrated Profit Sharing Plan and Trust ("Plan"). Annually, Datastorm contributed to the Plan an amount determined by the Datastorm Board of Directors at its discretion. Profit sharing expense totaled $713,000 and $451,000 for the years ended September 30, 1995 and 1994, respectively. To participate in the Plan, an employee must have completed six months of service with Datastorm and attain the age of
      20.5 years. To qualify for the Employer Contribution to the Plan, participants must complete 1,000 hours of service during a Plan year and be employed by the Company on the last day of the Plan year. For each Plan year the Employer contributes to the Plan, the Trustees will allocate this contribution to the separate accounts maintained for participants. An employee-participant may (but is not required to) contribute to the Plan. Participant accounts are invested among five investment funds as directed by the participant. As of March 29, 1996 the Datastorm Plan was suspended and all Datastorm employees became eligible to participate in the Company's 401k plan as of June 1, 1996.

        Subsequent to the acquisition of Datastorm, the Plan has been modified and merged with the Company plan discussed above.

      NOTE 10.  LITIGATION

        On May 26, 1995, a Final Judgment and Order of Dismissal was entered in the In Re Quarterdeck Office Systems, Inc. securities litigation in the United States District Court, Central District of California. The judgment approved the settlement of the litigation. The settlement involved a payment of $3,900,000 of which approximately $585,000 was paid by the Company in 1995 and the balance was paid directly by the Company's insurance carrier.

        The Company was a defendant in an action initially commenced on June 29, 1995 by Corum Group Ltd., in King County (Washington) Superior Court against Landmark. On July 7, 1995, Corum filed an amended complaint asserting tort and breach of contract claims against the Company and two former shareholders of Landmark. The lawsuit arose from the Company's acquisition of Landmark on June 30, 1995. Corum claimed that it acted as a "broker" in the transaction and sought approximately $2,900,000 it claimed it was owed a commission with respect to the acquisition. The Company removed the action to U.S. District Court (Case No. 95-1126WD, United States District Court, Western District of Washington) and asserted affirmative defenses, counter claims and third-party claims. During fiscal 1996, the Company settled the case. The settlement of this matter did not have a material impact on the results of operations of the Company.

        On or about September 3, 1996, a class action lawsuit, Marjorie
                                                               --------
      William's, et al. v. Quarterdeck Corporation, was filed in the Circuit
      --------------------------------------------
      Court of the Eighth Judicial Circuit, Alachua County, Florida (Case No. 96-3041), by Marjorie William's and Penelope Claire Satterwhite on behalf of all licensees of MagnaRAM2 residing in the United States. The complaint alleged that MagnaRaAM2 fails to significantly increase Random Access Memory or otherwise help Windows 95 and Windows 3.x users. Plaintiffs asserted the following causes of action: breach of express contract; breach of implied contract; breach of express warranties; breach of implied warranty of merchantability; breach of implied warranty of fitness for particular purpose; fraudulent misrepresentation; negligence; and gross negligence. Plaintiffs sought compensatory damages in an unspecified amount, injunctive relief, and attorney fees and costs.

        On October 10, 1996, the Company filed a motion seeking dismissal of the entire action pursuant to the forum non conveniens doctrine and, in the alternative, dismissal of certain allegations and causes of action for failure to state a claim. On November 25, 1996 (the date upon which the Company's motion was scheduled to be heard), counsel for plaintiffs agreed to dismiss the entire action, without prejudice. A stipulation to this effect was entered on the record before the Court. Pursuant to Florida law, plaintiffs may, within 120 days of November 25, 1996, refile the action in California and have the complaint "relate back" to the original September 3, 1996 filing date. Counsel for the Company has received no communication from plaintiffs' counsel since the dismissal and cannot determine whether plaintiffs intend to refile in California. If a new class action complaint is filed, the Company intends to defend the case vigorously and to oppose any effort to certify the claims for class resolution.

        Shareholder complaints were filed in November and December 1996 in the Superior Court of the State of California, County of Los Angeles, against the Company and one former and one current officer of the Company alleging, among other things, violations of certain provisions of California securities laws relating to statements made about the Company. The suits are purportedly brought on behalf of all persons who purchased the Company's common stock during the period January 26, 1996 through June 13, 1996 and seeks damages in an unspecified amount and other relief. The Company intends to vigorously defend against these actions.

        The Company is a defendant in various other pending claims and lawsuits. Management believes that the disposition of such matters will not have a material adverse impact on the results of operation or financial position of the Company.

      NOTE 11.  MAJOR CUSTOMERS AND SEGMENT INFORMATION

        The Company sells its products primarily through distributors and dealers. Sales to the two largest distributors by the Company individually account for 20% and 11%; 31% and 14%; and 39% and 19% of the Company's consolidated net revenues for the years ended September 30, 1996, 1995 and 1994, respectively.

        The Company is engaged in a single business segment - the development and marketing of personal computer software.

        Geographic information is as follows (in thousands):

                                                 YEAR ENDED SEPTEMBER 30,
                                            ----------------------------------
                                            1996           1995           1994
                                            ----           ----           ----
                Net revenues:
                  United States ......... $109,200       $ 98,591       $ 75,425
                  Europe ................   18,700         13,809          5,833
                  Other..................    5,200          5,206          3,457
                                          --------       --------       --------
                                          $133,100       $117,606       $ 84,715
                                          ========       ========       ========

                  Net revenues from all foreign locations are attributable to export shipments from the Company's United States operations of $1,486,000,
                $4,968,000 and $3,184,000, respectively, and $22,414,000, $14,047,000, and $6,106,000, respectively of shipments from the Company's European operations based in Ireland during fiscal 1996, 1995 and 1994.

                Operating income (loss):
                  United States ......... $(65,444)      $  7,342       $( 7,589)
                  Europe ................   (8,642)         2,357         (4,112)
                                           --------       --------       --------
                                          $(74,086)      $  9,699       $(11,701)
                                           ========       ========       ========

                Identifiable assets:
                  United States ......... $ 73,184       $ 71,130       $ 60,215
                  Europe ................    3,597          5,569          2,256
                                          --------        --------      --------
                                          $ 76,781        $ 76,699      $ 62,471
                                          ========        ========      ========


      NOTE 12.  CONVERTIBLE NOTES

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

      NOTE 13.   NOTES PAYABLE TO BANKS

        Notes payable to banks at September 30, 1996 was comprised of:

                Revolving credit facility.............. $3,550,000
                Building loan..........................  2,000,000
                Secured construction financing.........  2,730,000
                                                        ----------
                                                        $8,280,000
                                                        ==========

        As of September 30, 1996, the maximum borrowing the Company was eligible for under this line was approximately $4.1 million. The line is secured by the Company's domestic accounts receivable and inventory. The current term of the line of credit matures June 30, 1997. The line can be used for general corporate purposes, including investments and acquisitions, and bears interest, at the bank's reference (prime) interest rate plus 0.50%. The line is subject to the Company complying with certain customary financial covenants and restrictions, including a compensating balance of $3.0 million, the prohibition of the payment of dividends, other than those payable solely in capital stock, and a prohibition of any stock repurchase activity.

        In April 1996, the Company borrowed $2.0 million from a bank to partially finance the completion of the building in Columbia, Missouri. The loan is secured by Datastorm's equipment and bears interest, at a rate of 4.5% per annum. The rate was subsidized, in part, by the State of Missouri in exchange for certain local employment targets. As part of the Company's restructuring, the Company has revised downward the personnel complement at this location. This loan will not be renewed upon maturity. The Company has agreed with the bank to repay $750,000 between January 1997 and March 1997, and to repay the remainder by April 7, 1997.

        On August 6, 1996, the Company's Datastorm subsidiary secured construction financing from a bank of up to $5.0 million with an interest rate equal to the bank's commercial base rate, currently 8.25%, secured by the Columbia, Missouri building and guaranteed by the Company. The principal amount plus any unpaid interest is due February 7, 1997.

        On December 19, 1996, the Company's revolving credit facility with Bank of America was amended, and the bank waived the Company's non-compliance with certain financial covenants therein for the quarter ended September 30, 1996. The Company may borrow the lesser of 65% of Eligible Accounts Receivable or $15 million.

      NOTE 14.  BUILDING AND NOTE RECEIVABLE FROM RELATED PARTY

        Prior to merging with the Company, Datastorm loaned to a partnership, whose partners were Datastorm shareholders, funds which the partnership used to commence the construction of a new building which now houses Datastorm. At September 30, 1995, the partnership owned the building. The note bore interest at the applicable federal midterm rate and was payable on demand. The advances were carried in note receivable from related party on the balance sheet. The partners are now shareholders and consultants of the Company. In connection with the acquisition, the Company was obligated to acquire the building from the partnership. During the quarter ended June 30, 1996, the Company completed the acquisition of the building in exchange for, among other things, cancellation of the note receivable.

      NOTE 15.  CONVERTIBLE PREFERRED STOCK

        On September 30, 1996, the Company issued 200,000 shares of Series B Convertible Preferred Stock, stated value $100 per share (the "Series B Preferred Stock"), and a warrant (the "Warrant") to acquire shares of Common Stock of the Company for $20 million in cash. The securities were issued to an institutional investor in an overseas offering pursuant to Regulation S of the Securities Act of 1933, as amended.

        The Series B Preferred Stock is convertible into shares of Common Stock on or after November 15, 1996 and will automatically convert into Common Stock on September 30, 2002 to the extent any shares of Series B Preferred Stock remain outstanding at that time. Each share of Series B Preferred Stock is convertible into the number of shares of Common Stock equal to the quotient of (i) $100.00 divided by (ii) the Conversion Price. The Conversion Price is the lesser of (i) 101% of the average of the daily volume-weighted average prices of the Common Stock on the Nasdaq National Market System (the "Market Price") during the 40 trading day period ending two trading days before the date on which the Company receives a notice of conversion from a holder of the Series B Preferred Stock (the "Conversion Date"), and (ii) 125% of the average of the Market Price of the Common Stock during the first five trading days of the 40 trading day period ending two trading days before the Conversion Date. Assuming a Conversion Price of $5.3365 (based on 101% of the average of the Market Price for the 40 trading day period ending on December 12, 1996), each share of Series
      B Preferred Stock would be convertible into 18.74 shares of Common Stock, or an aggregate of 3,747,802 shares of Common Stock upon conversion of all shares of Series B Preferred Stock.

        If stockholder approval of the issuance of Common Stock pursuant to the conversion of the Series B Preferred Stock and exercise of the Warrant is required either because the number of shares so issuable would equal or exceed 20% of the number of shares of Common Stock outstanding on September 30, 1996, or the number of shares issuable pursuant to conversion or exercise notices received would exceed the number of then authorized but unissued shares of Common Stock not reserved for other issuances, the Series B Preferred Stock will not be convertible with respect to the number of shares of Common Stock that would cause either
      (a) the 20% threshold to be exceeded or (b) the number of authorized but unissued shares to be exceeded, and the

      Company will be required to seek the necessary stockholder approval. If such stockholder approval is not obtained within specified periods of time, the Company will be required, to the extent permitted by applicable law, to redeem the number of shares of Series B Preferred Stock that could not be converted for a redemption price of $100.00 per share as soon as practicable, but in no event no later than September 30, 2001. Although the Preferred Stock was not convertible at September 30, 1996, the Company would have had adequate shares to satisfy a conversion, based upon the closing stock price at that date. In the event the Company does not have adequate shares, the amount of Preferred Stock which could not be converted would be reclassified to redeemable Preferred Stock.

        The Warrant may be exercised from and after March 30, 1998 (or earlier if certain mergers, acquisitions or combinations (a "Combination") occur prior to that date) for a number of shares of Common Stock determined by dividing (i) 12,666,667 by (ii) the Exercise Price; provided that the number of shares of Common Stock issuable upon exercise in full of the Warrant shall not be less than 567,885 nor greater than 1,703,653. The Exercise Price per share will be equal to 150% of the daily volume-weighted average prices of the Common Stock for the period from, and including September 30, 1996, to, and including, April 30, 1997, but in any event shall not be less than $7.435 per share nor greater than $22.305 per share. Notwithstanding the foregoing, if the Warrant becomes exercisable prior to April 30, 1997 as a result of the occurrence of a Combination, the Exercise Price shall be $10.037 and the number of shares of Common Stock to be issued upon exercise of the Warrant shall be 1,200,000 shares.

        In connection with the issuance of the Series B Preferred Stock and the Warrant, the Company amended the Rights Agreement dated August 11, 1992 (the "Rights Agreement") (Note 8) between the Company and Bank of America, National Trust and Savings Association, as rights agent, to provide that the institutional investor that acquired the Series B Preferred Stock and Warrant will not be deemed to be an Acquiring Person (as defined in the Rights Agreement) as a result of its acquisition of the Series B Preferred Stock, the Warrant or any shares of Common Stock received upon conversion of the Series B Preferred Stock or exercise of the Warrants; provided, however, if the institutional investor becomes the Beneficial Owner (as defined in the Rights Agreement) of any additional number of shares of Common Stock in excess of 5% of the outstanding shares of Common Stock other than as a result of the conversion of the Series B Preferred Stock and/or exercise of this Warrant, then the institutional investor will be deemed to be an Acquiring Person.

      NOTE 16.  LIQUIDITY

        At September 30, 1996, the Company's cash and short-term investments totaled $25,554,000, compared to $39,669,000 at September 30, 1995. In addition, working capital at September 30, 1996 amounted to a deficit of $4,684,000, a decrease of $34,174,000 as compared to $29,490,000 at
      September 30, 1995.

        During 1996, the Company utilized $49,750,000 of cash in operating activities. In addition, approximately $24,173,000 of cash was utilized relating to fixed asset and software additions. This was financed by sales of marketable securities of $34,285,000, the issuance of $25,000,000 of convertible notes, $20,000,000 of Series B preferred stock and notes payable to banks of $8,280,000.

        Although the Company has negative working capital at September 30, 1996, and has incurred significant operating losses, the Company believes existing cash and cash equivalents, plus funds provided by operations, borrowing capacity under the line of credit and projected borrowing against, or sale of, real estate should be sufficient to fund operations for the coming twelve months. Nevertheless, the Company is presently exploring various financing alternatives, including equipment financing, secured debt, convertible debt, additional sales of equity securities and the sale of certain of its prior investments in order to finance the core business of the Company and help provide adequate working capital for operations. In addition, the expense reductions resulting from the restructuring are anticipated to provide additional funds from operations in future quarters. However, there is no assurance that increased sales will occur or that any such increase will result in adequate operating funds, or that such additional financing will be available, or if available, will be available on acceptable terms. Should product shipments be delayed or should the Company experience significant shortfalls in planned revenues, or not achieve sufficient cost savings as a result of the restructuring, or experience unforeseen fixed expenses, the Company believes it has the ability to make additional reductions to variable expenses to extend its capital. Accordingly, the Company believes it has sufficient capital to fund operations through Fiscal 1997. Any decision or ability to obtain financing through debt or through equity investment will depend on various factors, including, among others, financial market conditions, strategic acquisition and investment opportunities, and developments in the Company's markets. The sale of additional equity securities or future conversion of any convertible debt would result in additional dilution to the Company's stockholders.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEAR ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                      BALANCE      ADDITIONS
                                                                        AT           CHARGED                            BALANCE
SEPTEMBER                                                            BEGINNING         TO                                AT END
   30,                         ITEM                                 OF THE YEAR     EXPENSES        DEDUCTIONS        OF THE YEAR
---------                      ----                                 -----------    ----------       ----------        -----------
     1996            Allowance for
                       doubtful accounts...........................    $  870       $ 1,903         $  (741)(1)        $ 2,032
     1995            Allowance for
                       doubtful accounts...........................       803           333            (266)(1)            870
     1994            Allowance for
                       doubtful accounts...........................       724           265            (186)(1)            803

     1996            Inventory obsolescence
                       reserve.....................................       676         3,914            (612)             3,978
     1995            Inventory obsolescence
                       reserve.....................................     1,086           119            (529)               676
     1994            Inventory obsolescence
                       reserve.....................................       633           453              --              1,086

     1996            Sales returns and marketing
                       development fund reserve....................     4,331        43,562         (36,906)(2)         10,987
     1995            Sales returns and marketing
                       development fund reserve....................     2,823         8,205          (6,697)(2)          4,331
     1994            Sales returns and marketing
                       development fund reserve....................     3,941         7,510          (8,628)(2)          2,823



(1)  Uncollectible accounts written off, net of recoveries.

(2)  Products returned and reduction of reserve.

                                  EXHIBIT INDEX

                                                                              SEQUENTIAL
EXHIBIT                                DESCRIPTION                            PAGE NUMBER
-------                                -----------                            -----------
 3.2          Certificate of Amendment of Certificate of Incorporation
              of the Company

 3.4          Amended Designations of Series A Junior Participating
              Preferred Stock of the Company

10.5          Consulting Agreement between the Company, King R. Lee &
              Associates, Inc. and King R. Lee, dated as of August 27,
              1996.

10.10         Employment Agreement between the Company and Bradley D.
              Schwartz, dated as of January 16, 1995.

10.11         Employment Agreement between the Company and Anatoly
              Tikhman, dated as of July 24, 1996.

10.12 Employment Agreement between the Company and Joe Fusco, dated as of September 16, 1996.

10.29 Third Amendment to the Credit Agreement dated as of September 30, 1996, and incorporated by reference.

10.30 Waiver and Fourth Amendment to the Credit Agreement dated as of December 17, 1996.

21.1          Subsidiaries of the Company.

23.1          Accountant's Consent

27            Financial Data Schedule