Form 10-Q
period 1996-12-31
QUARTERDECK CORP
filed 1997-02-14
CIK 707668

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            _______________________

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of December 31, 1996 was 37,802,884.


===============================================================================

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q
                               DECEMBER 31, 1996

                                     INDEX

                                                                                          PAGE NO.
                                                                                          --------
PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 1996
           (unaudited) and September 30, 1996                                                 3

         Consolidated Statements of Operations for the three
           months ended December 31, 1996 and 1995 (unaudited)                                4

         Consolidated Statements of Cash Flows for the three
           months ended December 31, 1996 and 1995 (unaudited)                                5

         Notes to Consolidated Unaudited Financial Statements                                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                       11

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                                   19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                                                    19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                    20

SIGNATURES                                                                                   21

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                                             DECEMBER 31,            SEPTEMBER 30,
                                                                1996                     1996
                                                             -----------              -----------
                                                             (UNAUDITED)
Current assets:
     Cash and cash equivalents                               $    11,873              $    25,554
     Trade accounts receivable                                    12,154                    9,265
     Inventories                                                   1,349                    2,151
     Other current assets                                          3,577                    5,594
                                                             -----------              -----------
              Total current assets                                28,953                   42,564

     Property, plant and equipment                                22,540                   21,252
     Capitalized software costs, net                               2,855                    3,448
     Other assets                                                  8,727                    9,517
                                                             -----------              -----------
                                                             $    63,075              $    76,781
                                                             ===========              ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term obligations                $       109              $       111
     Trade accounts payable                                        3,956                   10,685
     Notes payable to banks                                        8,449                    8,280
     Accrued liabilities                                          15,577                   17,232
     Accrued acquisition, restructuring and other charges          5,261                   10,940
                                                             -----------              -----------
              Total current liabilities                           33,352                   47,248

     Convertible notes                                            25,000                   25,000
     Long-term obligations, less current portion                     126                      108
                                                             -----------              -----------
              Total liabilities                                   58,478                   72,356

Stockholders' equity:
     Series B preferred stock (authorized: 2,000 shares;
          issued and outstanding:  200 shares, liquidation
          preference $20,000)                                     20,000                   20,000
     Common stock (authorized: 50,000 shares; issued
          and outstanding: 37,802 and 37,666 shares)                  38                       38
     Treasury stock                                                 (559)                    (559)
     Additional paid-in-capital                                   65,169                   64,819
     Retained earnings (accumulated deficit)                     (79,746)                 (79,766)
     Foreign currency translation adjustment                        (666)                    (468)
     Note receivable from directors for sale of stock                (18)                     (18)
     Net unrealized gain on marketable securities                    379                      379
                                                             -----------              -----------
 Total stockholders' equity                                        4,597                    4,425
                                                             -----------              -----------
                                                             $    63,075                 $ 76,781
                                                             ===========              ===========




          See accompanying notes to consolidated financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)



                                                                          THREE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                           1996         1995
                                                                         ---------    --------
Net revenues                                                             $  24,385    $ 44,675
Cost of revenues                                                             7,048      12,086
                                                                         ---------    --------

         Gross margin                                                       17,337      32,589

Operating expenses:
         Research and development                                            4,119       4,804
         Sales and marketing                                                 7,782      15,957
         General and administrative                                          4,922       6,114
         Acquisition, restructuring and other charges                            -       2,552
                                                                         ---------    --------

         Total operating expenses                                           16,823      29,427

Operating income                                                               514       3,162
Interest income (expense), net                                                (491)        392
                                                                         ---------    --------

Income before income taxes                                                      23       3,554
Provision (benefit) for income taxes                                             3         753
                                                                         ---------    --------

Net income                                                               $      20    $  2,801
                                                                         =========    ========

Net income per share                                                     $    0.00    $   0.08
                                                                         =========    ========

Shares used to compute net income per share                                 37,738      34,440
                                                                         ---------    --------

Additional unaudited pro forma data:
         Income before income taxes                                      $      23    $  3,554
         Pro forma income tax expense                                            3       1,004
                                                                         ---------    --------

         Pro forma net income                                            $      20    $  2,550
                                                                         =========    ========
         Pro forma net income per share                                  $    0.00    $   0.07
                                                                         =========    ========

         Shares used to compute pro forma
            net income per share                                            37,738      34,440
                                                                         =========    ========


          See accompanying notes to consolidated financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS; UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                           1996                  1995
                                                                        -----------           -----------
Cash flows from operating activities:
     Net income                                                          $       20           $     2,801
     Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
     Depreciation and amortization of equipment
        and leasehold improvements                                            1,275                   723
     Amortization of capitalized software costs                                 662                   369
     Write-off of property and equipment                                         48                     0
     Elimination of duplicate net income from acquired entities                   0                  (717)
     Decrease in unrealized gain on marketable securities                         0                   (56)
     Changes in assets and liabilities:
              Trade accounts receivable                                      (2,889)              (16,103)
              Deferred tax asset                                                  0                (1,231)
              Inventories                                                       802                (1,047)
              Other current assets                                            2,017                  (285)
              Other assets                                                      790                  (277)
              Notes payable to banks                                            168                   (15)
              Accounts payable                                               (6,729)                 (687)
              Accrued liabilities                                            (1,831)                3,654
              Income taxes payable                                              175                  (744)
              Accrued acquisition, restructuring and other charges           (5,599)                 (137)
              Foreign currency translation adjustment                          (196)                  (26)
                                                                        -----------           -----------
              Net cash provided by (used in)  operating  activities         (11,287)              (13,778)
                                                                        -----------           -----------

Cash flows from investing activities:
         Sales of marketable securities                                           0                11,611
         Capital expenditures                                                (2,675)               (2,694)
         Capitalized software costs                                             (68)                 (857)
         Payments for minority interest of other companies                        0                (1,122)
                                                                        -----------           -----------
              Net cash provided by investing activities                      (2,743)                6,938
                                                                        -----------           -----------

Cash flows from financing activities:
         Principal payments under long-term obligations                           0                  (239)
         Net proceeds from issuance of preferred stock                            0                    50
         Net proceeds from issuance of common stock                             349                 1,745
                                                                        -----------           -----------
              Net cash provided by (used in) financing activities               349                 1,556
                                                                        -----------           -----------

              Net increase (decrease) in cash and cash equivalents          (13,681)               (5,284)

              Cash and cash equivalents at beginning of period               25,554                10,477
                                                                        -----------           -----------

              Cash and cash equivalents at end of period                $    11,873           $     5,193
                                                                        ===========            ==========

Supplemental disclosure of cash flow information:
         Cash paid during the period for:
              Interest                                                  $       472           $       172
              Income tax                                                $        --           $        --
                                                                        -----------           -----------

Non-cash transaction:
         Tax benefits arising from exercise of non-qualified
            stock options and warrants                                  $        --           $     1,416
                                                                        -----------           -----------

          See accompanying notes to consolidated financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Quarterdeck Corporation are unaudited (except for the Balance Sheet as of September 30, 1996) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in Quarterdeck's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. In the opinion of management, the accompanying consolidated unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation. The results of operations for the three month period ended December 31, 1996 are not necessarily indicative of results to be expected for the full fiscal year.

2.       GENERAL

         Quarterdeck Corporation develops, markets and supports computer software products and offers services in two strategic business units:
Utilities and Communications/Internet Solutions. Quarterdeck is a leader in creating smart tools that enhance computing on Desktop PC's, the Internet, and intranet. The Company offers software solutions for corporate, small business, government education and individual users in a number of the areas including performance enhancement, disk, file and space management, software and hardware diagnostics/conflict resolution, communications, Internet search and enablement, and graphics conversion. Quarterdeck also has offices in England and Australia, with its European headquarters based in Dublin, Ireland.

         The Company was incorporated in California in 1982 as Quarterdeck Office Systems. In June 1991, the Company changed its state of incorporation from California to Delaware. In February 1995, the Company changed its name to Quarterdeck Corporation. The Company's principal offices are located at 13160 Mindanao Way, Marina del Rey, California, 90292; its telephone number is (310) 309-3700. Quarterdeck's Internet home page is located on the World Wide Web at http://www.quarterdeck.com/. Unless the context otherwise indicates, the "Company" and "Quarterdeck" refer to Quarterdeck Corporation, its predecessor and its subsidiaries.

3.       BALANCE SHEET INFORMATION

                                                                      DECEMBER 31,    SEPTEMBER 30,
                                                                      ------------    ------------
                                                                         1996              1996
                                                                      -----------      -----------
                                                                             (in thousands)
 Trade accounts receivable:
   Receivables   . . . . . . . . . . . . . . . . . . . . . . .        $    25,955      $    22,284
   Less:  allowance for doubtful accounts  . . . . . . . . . .             (2,162)          (2,032)
   Less:  allowance for sales returns  . . . . . . . . . . . .             (7,660)          (7,213)
   Less:  allowance for marketing development funds  . . . . .             (3,979)          (3,774)
                                                                      -----------      -----------
                                                                      $    12,154      $     9,265
                                                                      ===========      ===========

 Other current assets:
   Prepaid royalties   . . . . . . . . . . . . . . . . . . . .        $       700      $       901
   Income tax receivable   . . . . . . . . . . . . . . . . . .              1,345            2,825
   Other prepaid expenses  . . . . . . . . . . . . . . . . . .                823            1,150
   Notes receivable  . . . . . . . . . . . . . . . . . . . . .                 76                1
   Advances to employees   . . . . . . . . . . . . . . . . . .                 18               26
   Other   . . . . . . . . . . . . . . . . . . . . . . . . . .                615              691
                                                                      -----------      -----------
                                                                      $     3,577      $     5,594
                                                                      ===========      ===========

 Equipment and leasehold improvements:
   Building (C.I.P.)     . . . . . . . . . . . . . . . . . . .        $    12,478      $    11,069
   Computer equipment  . . . . . . . . . . . . . . . . . . . .             22,966           20,406
   Office furniture and equipment  . . . . . . . . . . . . . .                316            2,252
   Office furniture and equipment under capital leases   . . .                305              252
   Leasehold improvements  . . . . . . . . . . . . . . . . . .              1,545            1,586
                                                                      -----------      -----------
                                                                           37,610           35,565


   Less:  accumulated depreciation and amortization  . . . . .            (15,070)         (14,313)
                                                                      -----------      -----------
                                                                      $    22,540      $    21,252
                                                                      ===========      ===========

 Capitalized software costs:
   Capitalized software costs  . . . . . . . . . . . . . . . .        $     5,636      $     5,254
   Less:  accumulated amortization   . . . . . . . . . . . . .             (2,781)          (1,806)
                                                                      -----------      -----------
                                                                      $     2,855      $     3,448
                                                                      ===========      ===========

 Other assets:
   Marketable securities   . . . . . . . . . . . . . . . . . .        $       968      $       968
   Other investments   . . . . . . . . . . . . . . . . . . . .              3,786            3,788
   Notes receivable from employee  . . . . . . . . . . . . . .                ---               13
   Intangible assets acquired, net . . . . . . . . . . . . . .              3,094            3,125
   Other   . . . . . . . . . . . . . . . . . . . . . . . . . .                879            1,623
                                                                      -----------      -----------
                                                                      $     8,727      $     9,517
                                                                      ===========      ===========
 Accrued liabilities:
   Accrued expenses  . . . . . . . . . . . . . . . . . . . . .           $ 10,133         $ 11,772
   Accrued payroll . . . . . . . . . . . . . . . . . . . . . .              2,089            2,052
   Accrued vacation  . . . . . . . . . . . . . . . . . . . . .              1,293            1,460
   Accrued advertising   . . . . . . . . . . . . . . . . . . .                554            1,121
   Deferred revenue  . . . . . . . . . . . . . . . . . . . . .                877              273
   Income taxes payable  . . . . . . . . . . . . . . . . . . .                175               --
   Other   . . . . . . . . . . . . . . . . . . . . . . . . . .                456              554
                                                                      -----------      -----------
                                                                         $ 15,577         $ 17,232
                                                                      ===========      ===========


      Accrued acquisition, restructuring and other charges:
        Acquisition   . . . . . . . . . . . . . . . . . . . . . .         $      1,962      $      2,345
        Restructuring   . . . . . . . . . . . . . . . . . . . . .                3,148             8,280
        Purchase transaction costs  . . . . . . . . . . . . . . .                  151               315
                                                                          ------------      ------------
                                                                          $      5,261      $     10,940
                                                                          ============      ============

    FOR THE QUARTERS ENDED:                                                DECEMBER 31,     SEPTEMBER 30,
                                                                              1996              1996
                                                                          ------------      ------------
   Income Statement:
   Acquisition, restructuring and other charges:
        Restructuring   . . . . . . . . . . . . . . . . . . . . .         $        ---      $     12,558
        Acquisition     . . . . . . . . . . . . . . . . . . . . .                  ---             1,113
        In-process R&D  . . . . . . . . . . . . . . . . . . . . .                  ---            14,993
                                                                          ------------      ------------
                                                                          $        ---      $     28,664
                                                                          ============      ============



4.       CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity to the Company of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 1996 amounted to $11,873,000.

5.       COMPUTATION OF NET  INCOME PER SHARE

         The primary net income per common and common equivalent shares for the three month periods ended December 31, 1996 and 1995 have been computed using the weighted average number of common and common stock equivalents (unless antidilutive), shares outstanding for each period as summarized below:

                                                 THREE MONTHS ENDED
                                                     DECEMBER 31,
                                                1996               1995
                                             ---------          ---------
Weighted average common
  stock outstanding during period               37,738             34,440

Common stock equivalents of
   stock options outstanding                       --                 --
                                             ---------          ---------

Shares used in primary net income
   per share calculation                        37,738             34,440
                                             =========          =========

         Common stock equivalents consist of outstanding stock options and shares of common stock held in escrow.

6.       RESTRUCTURING CHARGES

      During fiscal 1996, the Company implemented a comprehensive, corporate-wide restructuring plan. As a result of the plan, the Company recorded a restructuring charge and reduced its workforce by approximately 40%, eliminating nearly 500 positions. This restructuring focuses the Company around two core business units (utilities and communications/Internet solutions). As part of the restructuring, the Company has centralized operations and eliminated duplicate functions that resulted from a series of acquisitions during fiscal 1996 and 1995.

      The following is an analysis of the significant components of the fiscal 1996 restructuring and other charges and activity during the quarter ended December 31, 1996 (in thousands):


                                                                Activity
                                    Restructuring     -----------------------------
                                  and non-recurring               Cash
                                   Costs Accrued at              Paid in              Accrued as of
                                    September 30,     Non-Cash    Fiscal   Category   December 31,
                                        1996            Costs      1997    Reclass       1996
                                  -----------------------------------------------------------------
Discontinuance and
consolidation of offices          $     1,420         $     -    $ (477)   $    --    $     943

Severance costs                         5,963            (451)   (3,276)    (1,000)       1,236

Write-off of property and
equipment and other charges               655             (41)     (717)     1,000          897
                                  -----------------------------------------------------------------
             Total                $     8,038         $  (492)  $(4,470)   $    --    $   3,076
                                  ===========         =======   =======    =======    =========


      The category reclass represents a change in the allocation of expected expenditures from severance to write-off of property and equipment and other charges. The original estimate of total restructuring charges is still considered to be adequate.

      During the fourth fiscal quarter of 1994, management adopted a Company-wide restructuring plan designed to focus Quarterdeck's efforts on strategic product and market opportunities as well as to reduce its cost structure and improve its productivity and competitiveness. A balance of $72,000 relating to the 1994 restructuring remains in the accrued restructuring account at December 31, 1996.

      Quarterdeck expects the restructuring accrual to be utilized, primarily through cash disbursements, by the end of fiscal 1997. The Company anticipates the cash effect of such disbursements to be of declining significance throughout the remainder of fiscal 1997. Funding for these disbursements is expected to come from the Company's working capital and available borrowings.

7.       LEGAL PROCEEDINGS

      Shareholder complaints were filed in November and December 1996 and January 1997 in the Superior Court of the State of California, County of Los Angeles, against the Company and one former and one current officer of the Company alleging, among other things, violations of certain provisions of California securities laws relating to statements made about the Company. The suits are purportedly brought on behalf of all persons who purchased the Company's common stock during the period January 26, 1996 through June 13, 1996 and seek damages in an unspecified amount and other relief. To date the Company has not filed a response to the complaints. Due to the early stages of the litigation and the inherent uncertainty, management is unable to estimate the impact on the Company's results of operations, financial condition, or liquidity, if any. Accordingly, no provision for any liability that may result from these suits has been made in the Company's consolidated financial statements (other than with respect to the $250,000 deductible under the Company's directors and officers insurance policy which the Company expects will be utilized for costs relating to the defense). However, no assurances can be given that the ultimate disposition of these cases will not have a material adverse effect on the Company's results of operations, financial condition, or liquidity.

      Quarterdeck is a defendant in various other pending claims and lawsuits. Management believes that the disposition of such matters will not have a material adverse impact on the results of operations or financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations focuses primarily on the results of the Company's operations, liquidity, and capital resources. This item should be read in conjunction with the consolidated financial statements, the notes thereto and other information, including information set forth in the Company's 10-K for the fiscal year ended September 30, 1996.

         In addition to an analysis of recent and historical financial results, this Form 10-Q includes a discussion of certain of the Company's business risks, including risks which are inherent to software development as well as specific trends and uncertainties relating to the competitive environment in which the Company operates. The Company has sought to identify and disclose the significant risks to its business. However, the Company cannot predict where or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues which the Company faces now or may face in the future. In particular, the Company has completed a number of acquisitions over the past two years and made investments in certain companies and is in the process of restructuring its operations in an attempt to maximize the benefit of such acquisitions (see trends and uncertainties for further discussion). There can be no guarantee that the restructuring or such acquisitions will ultimately be beneficial. Investors should carefully read the Form 10-K together with this Form 10-Q and all other recent filings the Company has made with the Securities and Exchange Commission, and consider all such risks before making an investment decision with respect to the Company's stock.

         This Form 10-Q contains forward-looking statements which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Within this Form 10-Q, words such as "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies, sell-through of products in the sales channel, successful integration of acquisitions, the ability to secure additional sources of financing, the ability to reduce operating expenses and other factors described throughout this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

RESULTS OF OPERATIONS

         Net Revenues: Net revenues for the three months ended December 31, 1996 decreased by approximately $20,300,000 or 45.4% in relation to the comparative three months ended December 31, 1995. This decrease compared with the prior year period resulted primarily from a decline in revenues from certain memory management products including QEMM and MagnaRAM of $11,600,000, and certain utility, Internet and communication products including HiJaak, Procomm, and WebTalk of $7,500,000.

         Recent announcements by retailers such as Best Buy, Computer City, and Egghead illustrate the ongoing changes in the retail channel where retailers either close stores or reduce the amount of product that is purchased, which may have an adverse affect on the Company's future revenues. Historically, these retailers have represented approximately 25-30% of the Company's North American retail business.

         During the December 1996 quarter, the Company released several new products and upgrades including CleanSweep 3.0, Partition-It 1.0, ProComm RapidRemote 1.0, WebCompass 2.0, and WebSTAR for Macintosh 2.0.

         Quarterdeck believes that the decline in sell-through of memory management products is primarily attributed to the continuing decrease in the cost of memory (DRAM), controversy surrounding the efficacy of a competitor's product (SoftRAM), together with the fact that current versions of the Company's memory management products are nearing the end of their product life-cycle. Quarterdeck released a new version of MagnaRAM in September 1996 and plans to release an updated version of QEMM in the June 1997 quarter. Continued weakness in sales of the Company's memory management products would have a material adverse effect on future revenues.

         The reduction in sell-through of the Company's memory management and communication products had previously resulted in higher than anticipated channel inventory levels. During the three months ended December 31, 1996, Quarterdeck continued to experience reduced demand for these products at the retail channel. In order to continue to manage channel inventory levels, the Company aligned shipments to the distributor channel with underlying retail sell-through. Quarterdeck has also increased its reserve for sales returns from $7,200,000 at September 30, 1996 to the balance at December 31, 1996 of approximately $7,700,000.

         Net revenues from European and other international distributors, dealers and end-users outside of the United States amounted to $4,140,000 and $5,290,000 representing 17.0% and 11.8% of the Company's net revenues for the three month periods ended December 31, 1996 and 1995, respectively. The decrease in net revenues is primarily a result of the decrease in demand for memory management and Internet products.

         Due to the inherent uncertainties in software development and in the microcomputer software industry and the other factors discussed herein, the Company is unable to predict whether the net revenue trends noted above will continue.

         Cost of Revenues: The Company's cost of revenues includes product packaging, documentation and media, manufacturing expenses, amortization of capitalized software costs, technical support and production costs as well as translation costs and certain royalties paid to third parties. While overall cost of revenues decreased by $5,038,000 from the December 1995 quarter to the December 1996 quarter, cost of revenues as a percentage of net revenues increased to 28.9% for the three month period ended December 31, 1996 compared to 27.1% for the three month period ended December 31, 1995. This increase primarily reflects the overall revenue reduction versus the prior years quarter, increased royalty obligations related to the ProComm product line primarily due to licensing new technology for ProComm versions 3.0 and 4.0, and additional royalties related to changes in product mix versus the prior year.

         Capitalized software development and purchased software costs are generally amortized over one to three year periods, commencing upon initial product release. Fluctuations in amortization expense between periods may arise depending on the amount of software costs incurred and capitalized for particular software products and their respective release dates. Amortization of capitalized software costs decreased from $1,141,000 for the three month period ended December 31, 1995 to $662,000 for the period ended December 31, 1996. This decrease resulted primarily from a $720,000 reduction in the amortization of ProComm 3.0 as compared to the prior years December quarter.

         Future cost of revenues as a percentage of net revenues will depend primarily on total sales, the mix of sales by product, domestic versus international, and by single unit versus multiple license packages.

         The microcomputer software industry has experienced increased price competition in recent years. The Company anticipates that increased price competition will continue in the future and may result in reduced average unit selling prices and corresponding reduced margins. In addition, the industry has been subject to rapid changes that can be expected to continue. The introduction of new or upgraded operating systems and future technology or market changes may cause certain products to become obsolete more quickly than expected and thus may result in capitalized software write-offs and an increase in required inventory reserves and, reduced gross margins and net income.

         Research and Development:   Research and development expenses consist
primarily of salaries, benefits and consulting fees to support product development, including product testing and documentation. Research and development expense for the three months ended December 31, 1996 decreased by $685,000 from the three months ended December 31, 1995. This decrease is primarily due to research and development staffing levels relating to certain employees of acquired companies who left due to assimilation and integration of operations.

         The Company capitalized $68,000 of purchased software development costs during the three months ended December 31, 1996. Quarterdeck did not capitalize any internal software development costs, since the majority of development efforts incurred during the periods related to new products for which technological feasibility had not been established. Internal software development costs related to new products reaching technological feasibility during the three months ended December 31, 1996 and 1995 were immaterial.

         The Company believes that to remain competitive it is necessary to continue to invest in software development efforts while at the same time considering the acquisition and/or license of complementary software products. Quarterdeck anticipates that spending for software development and purchased software will continue as a significant expense in the future. However, because of the inherent uncertainties of software development projects and the software market in general, the Company's software development efforts and additional purchased software may not result in successful product introductions or increased sales.

         Sales and Marketing, and General and Administrative: Sales and marketing, and general and administrative expenses consist of salaries and commissions and related costs of administrative, sales and marketing, customer service and support personnel as well as advertising, trade show and promotional expenses and facilities costs. Sales and marketing expenses decreased by $8,175,000, while decreasing as a percentage of net revenues from 35.7% to 31.9% from December 31, 1995 to 1996. This decline in expenses is a reflection of Quarterdeck's efforts to bring variable spending in line with the sell-through of the Company's products primarily through a reduction in advertising and marketing development fund expense from December 31, 1995 to 1996 of $3,700,000. These reductions also reflect the Company's efforts to reduce fixed costs through staff and overhead reductions.

         General and administrative expenses decreased by $1,192,000 from the three month period ended December 31, 1995 while increasing as a percentage of net revenues from 13.7% to 20.2%. This increase is primarily due to the decline in net revenues, in addition to continued expenditures for facilities and other obligations relating to ongoing operations of the Company that do not vary in proportion with revenues.

         Acquisition and Other Charges: There were no acquisition and other charges incurred for the three months ended December 31, 1996. The Company incurred acquisition charges of $2,144,000 for the December 1995 quarter primarily for costs incurred in connection with the acquisition of Inset Systems, Inc. These expenses include fees for financial advisory, legal and accounting services, personnel severance and benefits, and other related expenses.

         Restructuring Charges: There were no restructuring expenses incurred for the three months ended December 31, 1996, as compared to restructuring charges of $408,000 for the December 1995 quarter. The Company is reducing some ongoing obligations by pursuing subleases for office space which has been vacated as a result of the restructuring. See Note 6 of the Notes to the Consolidated Financial Statements for a table and a detailed explanation of the activity during the quarter and the balances remaining. Quarterdeck reduced operating expenses for the quarter ended December 31, 1996 by approximately $12,000,000 versus the prior year, primarily as a result of restructuring activities.

         The Company is currently conducting a further review of its operations under the direction of its newly appointed Chief Executive Officer. Such review may result in further consolidation and integration of its business as well as additional restructuring charges.

         Income Taxes: A valuation allowance was recorded to offset 100% of the Company's $26,600,000 net deferred tax asset as of December 31, 1996. The net deferred tax asset of $26,600,000 (before applying the valuation allowance) is comprised of the estimated tax effect of expected future reversing temporary differences and tax net operating losses, relating in part to charges taken for book purposes that are not deductible for federal income tax purposes until the amounts are paid in the future. Management believes that due to recent financial results it is appropriate to record a full valuation allowance until such time as it becomes more likely than not that the Company will realize some or all of the benefit of the net deferred tax asset.

         Net Income: Net Income for the three month period ended December 31, 1996 decreased to $20,000 or $0.00 per share from $2,801,000 or $0.08 per share for the three months ended December 31, 1995.

         Trends and Uncertainties: The computer software industry is subject to rapid technological changes often evidenced by new competing products and improvements in existing products. Quarterdeck depends on the successful development or acquisition and resulting sales of new products, including upgrades of existing products, to replace revenues from products introduced in prior periods that may have begun to experience reduced revenues. If Quarterdeck's current leading products become outdated and lose market share faster than those revenues are replaced by new products, or if new products or existing product upgrades are not introduced when planned or do not achieve the revenues anticipated by the Company, Quarterdeck's operating results could be materially adversely affected. Even with normal development cycles, the market environment can change so quickly that features in products can become outdated soon after market introduction. These events may occur in the future and may have an adverse effect on future revenues and operating results.

         While Quarterdeck expects that memory management will continue to provide benefit to users of Windows 95 and legacy systems, the Company has expanded its focus from a sole reliance on memory management to a broader base of desktop utilities. Though the Company has reduced its reliance on memory management with the acquisition of additional utility and communications products, there can be no assurance that any of these products and/or technologies will continue to provide sufficient benefit to the user over and above what the base operating systems, applications and hardware can provide.

         Quarterdeck is devoting substantial efforts to the development of software products that are designed to operate on Windows 95 and Windows NT. Microsoft Corporation may incorporate advanced utilities or other features in Windows 95 or Windows NT that may decrease the demand for certain of the Company's products, including those under development. If Quarterdeck is not able to continue to successfully, and timely, develop and market products that function under Windows 95 and Windows NT, and offer value to Windows 95 and Windows NT users beyond that which is offered in the base operating systems, future revenues would be adversely affected.

         Future competitive product releases may cause disruptions in orders and lengthen sales cycles for the Company's products while users and the marketplace evaluate the competitive products. The extent of the disruption in orders and the impact on future orders of Quarterdeck's products will depend on various factors that are not fully known at this time. Among those factors are the level of functionality, performance and features included in the final release of competitive products and the market's evaluation of those products as compared to the then current functionality, performance and features of the Company's products.

         Quarterdeck's Internet-related products compete with Internet connectivity, search, information management, access, creation and server tools from a variety of companies, including Microsoft Corporation, Netscape Communications Corporation and other connectivity, networking and Internet software application developers, Internet access providers and other on-line service providers, as well as operating system vendors, including Microsoft Corporation and IBM. Certain competitors have also made versions of their Internet connectivity, search, access, information management, creation and server products available on the Internet for users to download at no charge or for extended evaluation. In addition, demand for the Company's Internet products has been adversely impacted as a result of PC hardware, PC operating system, or browser vendors incorporating Internet tools, functions or capabilities within their software or PC hardware and thereby reducing the market for stand-alone Internet products.

         Quarterdeck is dedicating substantial efforts on products and services for the communications and Internet markets and expects that a significant portion of future revenues will come from these products. The revenues from such new products and services may be less than Quarterdeck anticipates due to various factors including the timing of release in relation to competitive products and services, and uncertainties surrounding the rate and extent of development of these new and emerging markets.

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

         Fiscal 1996 acquisitions of Limbex, Vertisoft, Future Labs, Datastorm, and Inset, as well as other acquisitions completed during fiscal 1995 have broadened the Company's product portfolio and sales distribution channels. There are significant business risks associated with acquisitions, including the successful integration of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, diversion of management's attention away from day-to-day matters and the integration of the acquired products. Additionally, there may be an adverse impact on revenues of acquired companies due to the transition of products, sales and marketing, and research and development activities. The Company's future success will depend, in part, on its ability to further integrate the operations of acquired companies and effectively utilize the acquired intellectual property.

         Quarterdeck has also made investments in certain companies and technologies. The Company has recorded write-downs with respect to certain of these investments and continues to monitor its remaining investments in Infonautics and Intelligence at Large. The current carrying value of these investments is approximately $3,780,000. Further write-downs could have a material impact on the Company's financial results.

         Quarterdeck's distributor and reseller customers also carry the products of Microsoft Corporation and other of the Company's competitors, many of whom have substantially greater financial resources than the Company. The distributors and resellers have limited capital to invest in inventory and their decisions to purchase Quarterdeck's products and in the case of resellers, to give them critical shelf space, is partly a function of pricing, terms and special promotions offered by the Company's competitors, over which Quarterdeck has no control and which it cannot predict. There can be no assurance that the Company will negotiate successfully with resellers to obtain shelf space and other terms needed to sell the Company's products at the levels currently anticipated.

         Quarterdeck's pattern of revenues and earnings were affected during the third and fourth quarters of fiscal 1996, and may be affected in the future, by the phenomenon known as "channel fill." Channel fill occurs following the introduction of a new product or a new version of products as distributors buy significant quantities of the new product or version in anticipation of sales of such product or version. Following such purchases, the rate of distributors' purchases often declines, depending on the rates of purchases by end users or "sell-through." The phenomenon of "channel fill" may also occur in anticipation of price increases or in response to sales promotions or incentives, some of which may be designed to encourage customers to accelerate purchases that might otherwise occur in later periods. Channels may also become filled simply because the distributors are unable to, or do not, sell their inventories to retail distribution or end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories. Consequently, there can be no assurance that existing channel inventories will not adversely impact the sales in future periods. In addition, between the date the Company announces a new version or new product and the date of release, distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or new product. Such order delays or cancellations may cause material fluctuations in revenues from one quarter to the next. Net revenues may be materially affected favorably or adversely by these effects.

         Quarterdeck operates with relatively little order backlog; therefore, if near-term demand for the Company's products weaken in a given quarter, there could be a material adverse effect on revenues and on the Company's operating results. Like other manufacturers of packaged software products, Quarterdeck is exposed to the risk of product returns from distributors, resellers and individual customers. There can be no assurance that actual returns in excess of recorded allowances will not result in a material adverse effect on business, operating results and financial condition. Quarterdeck's return policy generally allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit toward future purchases. However, competitive factors often require the Company to offer expanded rights of return for products that distributors or retailers are unable to sell. Product returns occur as a result of the introduction of upgrades and new versions of products or when distributors order excessive product. The Company estimates and maintains reserves for product returns. In addition to detailed historical return rates, the Company's estimate of return reserves takes into account future product upgrades and new releases, current market conditions and customer inventories, as well as any other known factors that could impact anticipated returns. However, there can be no assurance that future returns will not exceed the reserves established by the Company or that future returns will not have a material adverse effect on the operating results of the Company.

FACTORS AFFECTING QUARTERLY RESULTS AND STOCK PRICE

        Quarterdeck has in the past experienced wide fluctuations in its operating results and stock price, and the Company's future operating results and stock price could be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and quarterly operating results may experience significant fluctuations and be unpredictable as the result of a number of factors including, among others, the factors noted above, including the introduction of new or enhanced products by the Company or its competitors, rapid technological changes in the Company's markets, seasonality of revenues, changes in operating expenses and general economic and market conditions. Any shortfalls in revenues or quarterly results could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period.

         Net income per share is calculated using the treasury stock method (see Note 5 of Notes to Consolidated Financial Statements). Increases in the price of Quarterdeck's stock can have an adverse impact on the calculation of net income per share in that period as more outstanding instruments are included as common shares outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, cash and cash equivalents totaled $11,873,000 as compared to $25,554,000 at September 30, 1996. The decrease in the cash and cash equivalent balances of $13,681,000 during the quarter is primarily the result of the decline in net revenues from memory management products and cash utilized for operating activities. Working capital at December 31, 1996 amounted to a deficit of $4,399,000, an improvement of $285,000 as compared to the deficit of $4,684,000 at September 30, 1996.

         Operating Activities: At December 31, 1996, trade accounts receivable totaled $12,154,000, compared to $9,265,000 at September 30, 1996. Trade accounts receivable balances at December 31, 1996 reflect the release of a number of new products in the latter half of the December 1996 quarter. Accounts receivable days sales outstanding (DSO) were approximately 46 and 43 days at December 31 and September 30, 1996, respectively. In addition, net revenues increased by $4,700,000 from the September 1996 quarter net revenue of $19,700,000 to $24,400,000 for the December 1996 quarter.

         Inventories decreased to $1,349,000 from $2,151,000 primarily as a result of improved inventory control and management of the purchasing process.

         Other current assets decreased by $2,017,000 primarily due to a $1,500,000 federal income tax refund which was received during the quarter.

         The Company reduced its trade accounts payable by $6,729,000 from $10,685,000 at September 30, 1996 to $3,956,000 at December 31, 1996. This
reduction is primarily due to utilization of available cash to pay the Company's trade vendors.

         Investing Activities: The Company purchased capital assets composed of property, plant and equipment, and capital software in the amounts of $2,675,000 and $68,000 respectively during the December 1996 quarter. The capital expenditures were primarily incurred for construction of the Columbia, Missouri building and related furniture and fixtures, in addition to the purchase of a predictive dialing system for the Clearwater, Florida direct sales division.

         On August 6, 1996, the Company's Datastorm subsidiary secured construction financing for the new facility from a bank for up to $5,000,000 with an interest rate equal to the bank's commercial base rate, currently prime plus 2%, secured by the newly constructed Columbia, Missouri building. The principal amount outstanding as of December 31, 1996 was $4,000,000. The principal amount plus any unpaid interest was originally due February 7, 1997, which has been extended until June 7, 1997 with the maximum borrowings reduced to $4,500,000. Management is pursuing the sale and/or lease of the facility as well as other long-term take-out financing options. There can be no assurance that the Company will be successful in achieving a sale or in obtaining such long-term financing with acceptable terms and conditions.

         In April 1996, the Company's Datastorm subsidiary borrowed $2,000,000 from a bank to partially finance the completion of the building in Columbia, Missouri. The loan is secured by Datastorm's equipment and bears interest at a rate of 4.5% per annum. The rate was subsidized, in part by the State of Missouri in exchange for the Company achieving certain local employment targets. As part of the Company's restructuring the Company has revised downward the personnel complement at this location. As a result, it has written off a significant portion of the equipment collateral. The Company and the lender have agreed to a repayment plan providing for the repayment of $750,000 between January 1997 and March 1997 with the balance payable by April 7, 1997. The Company has made two payments of $250,000 each and expects to make a third payment of $250,000 in March, 1997.

         The Company has a revolving credit facility with Bank of America. The Company may borrow the lesser of 65% of Eligible Accounts Receivable (as defined in the credit agreement) or $15,000,000. As of December 31, 1996, the maximum borrowing the Company was eligible for under this line was approximately $4,300,000. The line is secured by Quarterdeck's domestic accounts receivable and inventory. The current term of the line of credit matures June 30, 1997. The line can be used for general corporate purposes, including investments and acquisitions, and bears interest at the bank's reference (prime) interest rate plus 0.50%. The Company's revolving credit facility requires the Company to maintain a $3,000,000 minimum cash balance in addition to the current borrowings under the line of $2,450,000 totaling $5,450,000. As of February 12, 1997, the Company's cash and cash equivalent balance was approximately $8,500,000. There can be no assurances that its cash and cash equivalent balances will continue to remain above the minimum balance requirement in the revolving credit facility. Additionally, the Company must comply with certain other financial covenants and restrictions. During the quarter, the Company made a payment of $1,100,000 to reduce the outstanding balance to $2,450,000 as of December 31, 1996.

         Divestiture of Products:   As part of the Company's restructuring, it
has been determined that certain non-core products and technologies obtained as part of the acquisitions do not fit into the Company's ongoing strategy. As a result, the sale of these non-core products and technologies is anticipated and is being actively pursued by the Company.

         The Company conducts business in various foreign currencies and is therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the date that they are consummated. The Company is also subject to certain exposures arising from translation of the foreign subsidiaries financial statements. There can be no assurance that actions taken to manage such exposures will continue to be successful or that future changes in currency exchange rates will not have a material impact on the Company's future operating results. The Company does not hedge either its translation risk or its economic risk.

         Liquidity: The Company believes existing cash and cash equivalents, borrowing capacity, plus funds provided by operations and the anticipated proceeds from the divestiture of non-core products and technologies, as well as anticipated proceeds from the sale of, or other take-out financing arrangements with respect to, the Columbia, Missouri facility should be sufficient to fund operations for the coming twelve months. Although the expense reductions resulting from the restructuring are anticipated to provide additional funds from operations in future quarters, there is no assurance that such anticipated savings will occur or that any such increase will result in adequate operating funds, or that sales will occur at anticipated levels or that anticipated proceeds from divestitures and/or the Columbia facility sale or take-out financing will occur, or that such additional financing will be available, or if available, will be available on acceptable terms. Should product orders or shipments be delayed or should the Company experience significant shortfalls in planned revenues or collections, or not achieve sufficient cost savings as a result of the restructuring, or experience unforeseen fixed expenses, the Company believes it has the ability to make additional reductions to variable expenses to extend its capital. The Company is actively pursuing an alternative line of credit with additional borrowing capacity and is exploring other financing alternatives, including additional sales of equity securities in order to finance the core business of the Company and help provide adequate working capital for operations. Any decision or ability to obtain financing through equity investment will depend on various factors, including, among others, financial market conditions, strategic acquisition and investment opportunities, and developments in the Company's markets. The sale of additional equity securities or future conversion of any convertible security would result in additional dilution to the Company's stockholders.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Shareholder complaints were filed in November and December 1996 and January 1997 in the Superior Court of the State of California, County of Los Angeles, against the Company and one former and one current officer of the Company alleging, among other things, violations of certain provisions of California securities laws relating to statements made about the Company. The suits are purportedly brought on behalf of all persons who purchased the Company's common stock during the period January 26, 1996 through June 13, 1996 and seek damages in an unspecified amount and other relief. To date the Company has not filed a response to the complaints. Due to the early stages of the litigation and the inherent uncertainty, management is unable to estimate the impact on the Company's results of operations, financial condition, or liquidity, if any. Accordingly, no provision for any liability that may result from these suits has been made in the Company's consolidated financial statements (other than with respect to the $250,000 deductible under the Company's directors and officers insurance policy which the Company expects will be utilized for costs relating to the defense). However, no assurances can be given that the ultimate disposition of these cases will not have a material adverse effect on the Company's results of operations, financial condition, or liquidity.

      The Company is a defendant in various other pending claims and lawsuits. Management believes that the disposition of such matters will not have a material adverse impact on the results of operation or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held on February 12, 1997, five proposals were submitted to the Company's stockholders. A brief description of those proposals and the results of the voting are as follows:

         Proposal One - Election of Director for a three year term.

                 Nominee                Votes For            Votes Withheld
                 -------                ---------            --------------
                 King R. Lee            29,598,095             1,197,523

         Frank W. T. LaHaye, Dr. Howard L. Morgan, William H. Lane, III and Curtis A. Hessler continued their respective terms of office as directors.

         Proposal Two - Approval of amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance by the Company from 50,000,000 to 70,000,000.

                 Voting Results
                 --------------

                  For                           29,212,419
                  Against                        1,436,061
                  Abstain                          147,138
                  Broker Non Vote                       -

         Proposal Three - Approval of an amendment to the Company's 1990 Stock Plan to increase the number of shares of stock authorized for issuance thereunder from 6,000,000 to 7,500,000.

                 Voting Results
                 --------------

                  For                           27,076,343
                  Against                        3,558,272
                  Abstain                          161,003
                  Broker Non Vote                       -

         Proposal Four - Approval of an amendment to the Company's 1990 Directors Plan to increase the number of shares of stock authorized for issuance thereunder from 300,000 to 500,000.

                 Voting Results
                 --------------

                  For                           28,607,844
                  Against                        2,016,684
                  Abstain                          171,090
                  Broker Non Vote                       -

         Proposal Five - Ratification of appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending September 30, 1997.

                 Voting Results
                 --------------

                  For                           30,330,670
                  Against                          328,981
                  Abstain                          135,967
                  Broker Non Vote                       -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits
                 (10.1) Employment Agreement dated as of January 13, 1997 between the Company and Curtis A. Hessler.

         (b) A Form 8-K with respect to the Company's restructuring was filed with the Securities and Exchange Commission on October 8, 1996.

                 A Form 8-K with respect to the convertible preferred stock financing was filed with the Securities and Exchange Commission on November 25, 1996.

                 A Form 8-K with respect to the stockholder lawsuits was filed with the Securities and Exchange Commission on December 4, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    QUARTERDECK CORPORATION
                                          (REGISTRANT)





Date:  February 13, 1997            /s/  CURTIS A. HESSLER
                                    -------------------------------------------
                                         Curtis A. Hessler
                                         President and Chief Executive Officer




Date:  February 13, 1997            /s/  FRANK GREICO
                                    -------------------------------------------
                                         Frank Greico
                                         Sr. Vice President and
                                         Chief Financial Officer