Form 10-Q
period 1997-03-31
QUARTERDECK CORP
filed 1997-05-15
CIK 707668

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


                           YES   X                  NO
                               ----                   -----

     The number of shares of the Registrant's common stock, $.001 par value, outstanding as of April 30, 1997 was 38,154,381.



================================================================================

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 1997

                                      INDEX


                                                                          PAGE NO.
                                                                          --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets as of March 31, 1997
           (unaudited) and September 30, 1996                                 3

         Consolidated Unaudited Condensed Statements of Operations for
          the three and six months ended March 31, 1997 and 1996              4

         Consolidated Unaudited Condensed Statements of Cash Flows
          for the six months ended March 31, 1997 and 1996                    5

         Notes to Consolidated Unaudited Condensed Financial Statements       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       11

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    19

SIGNATURES                                                                   20

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                                                MARCH 31,    SEPTEMBER 30,
                                                                  1997           1996
                                                                --------     -------------
                                                               (UNAUDITED)
Current assets:
      Cash and cash equivalents                                 $ 10,235       $ 25,554
      Trade accounts receivable, net                              12,998          9,265
      Inventories                                                  1,610          2,151
      Other current assets                                         4,687          5,594
                                                                --------       --------
               Total current assets                               29,530         42,564

      Property, plant and equipment, net                          21,984         21,252
      Capitalized software costs, net                              2,544          3,448
      Other assets                                                 5,118          9,517
                                                                --------       --------
                                                                $ 59,176       $ 76,781
                                                                ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Trade accounts payable                                    $  5,702       $ 10,685
      Notes payable to banks                                       6,997          8,280
      Accrued liabilities                                         14,194         17,232
      Accrued acquisition, restructuring and other charges         3,445         10,940
      Current portion of long-term obligations                        17            111
                                                                --------       --------
               Total current liabilities                          30,355         47,248

      Convertible notes                                           25,000         25,000
      Long-term obligations, less current portion                    140            108
                                                                --------       --------
               Total liabilities                                  55,495         72,356

Litigation (Note 7)
Stockholders' equity:
      Series B preferred stock (authorized: 2,000 shares;
           issued and outstanding; 200 shares,
           liquidation preference $20,000)                        20,000         20,000
      Common stock (authorized: 70,000 shares; issued
           and outstanding: 38,150 and 37,666 shares)                 38             38
      Treasury stock                                                (559)          (559)
      Additional paid-in-capital                                  65,469         64,819
      Retained earnings (accumulated deficit)                    (80,579)       (79,766)
      Foreign currency translation adjustment                       (505)          (468)
      Note receivable from directors for sale of stock               (18)           (18)
      Net unrealized gain (loss) on marketable securities           (165)           379
                                                                --------       --------
                Total stockholders' equity                         3,681          4,425
                                                                --------       --------
                                                                $ 59,176       $ 76,781
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated unaudited condensed financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  MARCH 31,                    MARCH 31,
                                             1997           1996          1997         1996
                                           --------      --------      --------      --------
Net revenues                               $ 23,097      $ 49,078      $ 47,482      $ 93,753
Cost of revenues                              5,304        13,726        12,352        25,812
                                           --------      --------      --------      --------
         Gross margin                        17,793        35,352        35,130        67,941

Operating expenses:
         Research and development             3,601         5,736         7,720        10,540
         Sales and marketing                  8,065        17,547        15,846        33,504
         General and administrative           4,792         6,989         9,714        13,103
         Acquisition and restructuring           --         4,919            --         7,471
                                           --------      --------      --------      --------
         Total operating expenses            16,458        35,191        33,280        64,618
                                           --------      --------      --------      --------

Operating income                              1,335           161         1,850         3,323

Interest income (expense), net                 (501)           66          (993)          458
Other income (expense)                       (1,666)           --        (1,666)           --
                                           --------      --------      --------      --------
Income (loss) before income taxes              (832)          227          (809)        3,781
Provision (benefit) for income taxes             --          (139)            3           614
                                           --------      --------      --------      --------
Net income (loss)                          $   (832)     $    366      $   (812)     $  3,167
                                           ========      ========      ========      ========

Net income (loss) per share                $  (0.02)     $   0.01      $  (0.02)     $   0.08
                                           ========      ========      ========      ========

Shares used to compute net income
  (loss) per share                           38,062        37,924        37,902        38,424
                                           ========      ========      ========      ========

Additional pro forma data:
         Income (loss) before
          income taxes                     $   (832)     $    227      $   (809)     $  3,781
         Pro forma income taxes                  --         2,999             3         4,003
                                           --------      --------      --------      --------
         Pro forma net income (loss)       $   (832)     $ (2,772)     $   (812)     $   (222)
                                           ========      ========      ========      ========
         Pro forma net income
           (loss) per share                $  (0.02)     $  (0.07)     $  (0.02)     $  (0.01)
                                           ========      ========      ========      ========
         Shares used to compute
            pro forma net income
            (loss) per share                 38,062        37,924        37,902        38,424
                                           ========      ========      ========      ========


       The accompanying notes are an integral part of these consolidated unaudited condensed financial statements

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                    SIX MONTHS ENDED
                                                                                         MARCH 31,
                                                                                     1997         1996
                                                                                  --------      --------
Cash flows from operating activities:
      Net income (loss)                                                           $   (812)     $  3,167
      Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
      Depreciation and amortization of equipment and leasehold improvements          2,570         1,747
      Amortization of capitalized software costs                                     1,082         1,815
      Write-off of property and equipment                                              176            --
      Elimination of duplicate net income from acquired entities                        --          (717)
      Decrease in unrealized gain on marketable securities                            (544)         (195)
      Changes in assets and liabilities:
         Trade accounts receivable                                                  (3,733)      (15,704)
         Deferred tax asset                                                             --        (2,807)
         Inventories                                                                   540        (1,929)
         Other current assets                                                          907        (1,577)
         Other assets                                                                4,400            (5)
         Accounts payable                                                           (4,983)       (8,957)
         Accrued liabilities                                                        (3,182)        3,243
         Income taxes payable                                                          177           271
         Accrued acquisition, restructuring and other charges                       (7,416)        1,129
         Foreign currency translation adjustment                                       (36)           (3)
                                                                                  --------      --------
               Net cash provided by (used in) operating activities                 (10,854)      (20,522)
                                                                                  --------      --------

Cash flows from investing activities:
         Sales of marketable securities                                                 --        34,285
         Loan to related party for Note receivable - Building                           --        (5,213)
         Capital expenditures                                                       (3,503)       (4,907)
         Capitalized software costs                                                   (178)       (1,554)
         Cash acquired in acquisitions                                                  --         5,094
         Payments for minority interest of other companies                              --        (4,858)
                                                                                  --------      --------
               Net cash provided by (used in) investing activities                  (3,681)       22,847
                                                                                  --------      --------

Cash flows from financing activities:
         Proceeds from issuance of Convertible Notes                                    --        25,000
         Principal debt repayments                                                  (2,944)         (243)
         Proceeds from bank borrowing                                                1,582            --
         Dividends to shareholders of acquired entity                                   --        (7,307)
         Net proceeds from issuance of preferred stock                                  --            50
         Net proceeds from issuance of common stock                                    578         1,965
                                                                                  --------      --------
               Net cash provided by (used in) financing activities                    (784)       19,465
                                                                                  --------      --------

               Net increase (decrease) in cash and cash equivalents                (15,319)       21,790

               Cash and cash equivalents at beginning of period                     25,554         5,384
                                                                                  --------      --------
               Cash and cash equivalents at end of period                         $ 10,235      $ 27,174
                                                                                  ========      ========

Supplemental disclosure of cash flow information:
         Cash paid during the period for:
               Interest                                                           $    994      $    197
               Income taxes                                                       $     50      $  1,837
                                                                                  --------      --------
Non-cash transaction:
         Tax benefits arising from exercise of non-qualified
            stock options and warrants                                            $     --      $  1,100
                                                                                  --------      --------

        The accompanying notes are an integral part of these consolidated unaudited condensed financial statements

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Quarterdeck Corporation are unaudited (except for the Balance Sheet as of September 30, 1996) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in Quarterdeck's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. In the opinion of management, the accompanying consolidated unaudited financial statements include all adjustments which are necessary for a fair presentation. The results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of results to be expected for the full fiscal year.

2.       GENERAL

         Quarterdeck Corporation develops, markets, and supports software that enhances the performance, user productivity and cost-effectiveness of personal computing in standalone and networked environments. The company provides its software solutions to individual, business, and government/education users through retail distribution, resellers, direct marketing operations and Internet downloads. Its worldwide headquarters are in Marina del Rey, California, with Dublin, Ireland serving as its European headquarters.

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

3.       BALANCE SHEET INFORMATION

                                                          MARCH 31,   SEPTEMBER 30,
                                                            1997         1996
                                                          --------    -------------
                                                              (in thousands)
Trade accounts receivable:
  Receivables .......................................     $ 25,684      $ 22,284
  Less:  allowance for doubtful accounts ............       (2,878)       (2,032)
  Less:  allowance for sales returns ................       (5,821)       (7,213)
  Less:  allowance for market development funds .....       (3,987)       (3,774)
                                                          --------      --------
                                                          $ 12,998      $  9,265
                                                          ========      ========
Other current assets:
  Prepaid royalties .................................     $    515      $    901
  Income tax receivable .............................        1,537         2,825
  Other prepaid expenses ............................        1,014         1,150
  Notes receivable ..................................           62             1
  Advances to employees .............................           19            26
  Marketable securities .............................        1,288            --
  Other .............................................          252           691
                                                          --------      --------
                                                          $  4,687      $  5,594
                                                          ========      ========
Equipment and leasehold improvements:
  Building (C.I.P.) .................................     $ 12,809      $ 11,069
  Computer equipment ................................       12,499        12,748
  Office furniture and equipment ....................       11,073         9,910
  Office furniture and equipment under capital leases          140           252
  Leasehold improvements ............................        1,561         1,586
                                                          --------      --------
                                                            38,082        35,565

  Less:  accumulated depreciation and amortization ..      (16,098)      (14,313)
                                                          --------      --------
                                                          $ 21,984      $ 21,252
                                                          ========      ========
Capitalized software costs:
  Capitalized software costs ........................     $  5,697      $  5,607
  Less:  accumulated amortization ...................       (3,153)       (2,159)
                                                          --------      --------
                                                          $  2,544      $  3,448
                                                          ========      ========
Other assets:
  Marketable securities .............................     $     --      $    968
  Other investments .................................        1,256         3,788
  Notes receivable from employee ....................           --            13
  Intangible assets acquired, net ...................        2,976         3,125
  Other .............................................          886         1,623
                                                          --------      --------
                                                          $  5,118      $  9,517
                                                          ========      ========
Accrued expenses:
  Accrued expenses, general .........................     $ 11,410      $ 12,599
  Accrued payroll ...................................        1,208         2,052
  Accrued vacation ..................................        1,510         1,460
  Accrued advertising ...............................           66         1,121
                                                          --------      --------
                                                          $ 14,194      $ 17,232
                                                          ========      ========
Accrued acquisition, restructuring and other charges:
 Acquisition - pooling transactions .................     $  1,883      $  2,345
 Acquisition - purchase transactions ................          144           315
 Restructuring ......................................        1,418         8,280
                                                          --------      --------
                                                          $  3,445      $ 10,940
                                                          ========      ========

                                THREE MONTHS ENDED       SIX MONTHS ENDED
STATEMENT OF OPERATIONS              MARCH 31,                MARCH 31,
     SUPPLEMENTAL DATA           1997        1996        1997        1996
                                ------      ------      ------      ------
Acquisition, restructuring
    and other charges:
    Restructuring               $   --      $   42      $   --      $  450
    Acquisition                     --       4,877          --      $7,021
    In-process R&D                  --          --          --          --
                                ------      ------      ------      ------
                                $   --      $4,919      $   --      $7,471
                                ======      ======      ======      ======

4.       CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity to the Company of three months or less to be cash equivalents. Cash and cash equivalents at March 31, 1997 amounted to $10,235,000.

5.       COMPUTATION OF NET INCOME PER SHARE

         The primary net income per common and common equivalent shares for the three and six month periods ended March 31, 1997 and 1996 have been computed using the weighted average number of common shares and also includes common stock equivalents unless their inclusion would result in higher earnings figures. The shares outstanding for each period are summarized below:

                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                            MARCH 31,               MARCH 31,
                                        1997        1996        1997        1996
                                       ------      ------      ------      ------
Weighted average common
  stock outstanding during period      38,062      35,605      37,902      35,538

Common stock equivalents of
   stock options outstanding               --       2,319          --       2,886
                                       ------      ------      ------      ------

Shares used in primary net income
   per share calculation               38,062      37,924      37,902      38,424
                                       ======      ======      ======      ======

         Common stock equivalents consist of certain outstanding stock options and shares of common stock held in escrow.

6.       RESTRUCTURING CHARGES


         During fiscal 1996, the Company implemented a comprehensive, corporate-wide restructuring plan. As a result of the plan, the Company recorded a restructuring charge and reduced its workforce by approximately 40%, eliminating nearly 500 positions. This restructuring focused the Company in the utilities and communications software categories. As part of the restructuring, the Company has centralized operations and eliminated many duplicate functions that resulted from a series of acquisitions during fiscal 1996 and 1995.

         The following is an analysis of the significant components of the fiscal 1996 restructuring and other charges and activity during the quarter ended March 31, 1997 (in thousands):

                                                              ACTIVITY
                                                 -------------------------------------
                            Restructuring and      Non-Cash      Cash Paid     Category     Accrued as of
                              Non-recurring          Costs       in Fiscal      Reclass       March 31,
                             Costs Accrued at                       1997                        1997
                            December 31, 1996
                            -----------------      --------      ----------    ---------    -------------
Discontinuance and               $  943             $ (137)      $  (22)       $ (185)        $  599
consolidation of offices

Severance costs/other charges     1,236               (107)      (1,449)          712            392

Write-off of property and           897                (85)           0          (527)           285
equipment
                                 ------            -------      -------         -----         ------
             Total              $ 3,076            $  (329)     $(1,471)        $  --         $1,276
                                =======            =======      =======         =====         =======

       Quarterdeck expects the restructuring accrual to be utilized, primarily through cash disbursements, by the end of fiscal 1997. The Company anticipates the cash effect of such disbursements to be of declining significance throughout the remainder of fiscal 1997. Funding for these disbursements is expected to come from the Company's working capital and available borrowings.

7.       LEGAL PROCEEDINGS

         Shareholder complaints were filed in November and December 1996 and January 1997 in the Superior Court of the State of California, County of Los Angeles, against the Company and one former and one current officer of the Company alleging, among other things, violations of certain provisions of California securities laws relating to statements made about the Company. The suits are purportedly brought on behalf of all persons who purchased the Company's common stock during the period January 26, 1996 through June 13, 1996 and seek damages in an unspecified amount and other relief. To date the Company has not filed a response to the complaints. Due to the early stage of the litigation and the inherent uncertainty, management is unable to estimate the impact on the Company's results of operations, financial condition, or liquidity, if any. Accordingly, no provision for any liability that may result from these suits has been made in the Company's consolidated financial statements (other than with respect to the $250,000 deductible under the Company's directors and officers insurance policy which has been utilized for costs relating to the defense). However, no assurances can be given that the ultimate disposition of these cases will not have a material adverse effect on the Company's results of operations and financial condition or liquidity.

         In March 1997, a purported class action lawsuit, Jack Abbott, et al. v. Quarterdeck Corporation, Case No. 00709198, was filed in the Superior Court of the State of California, County of San Diego. The complaint purports to allege claims against Quarterdeck on behalf of all licensees of MagnaRAM2 residing in the United States. The complaint alleges, among other things, that MagnaRAM2 fails to significantly increase Random Access Memory or otherwise help Windows 95 and Windows 3.x users. The plaintiffs seek compensatory damages and punitive damages in unspecified amounts, injunctive relief, and attorney fees and costs. Quarterdeck has not yet been served with this complaint. If it is so served, Quarterdeck intends to defend the case vigorously and to oppose any effort to certify the claims for class resolution.

         Quarterdeck is a defendant in various other pending claims and lawsuits. Management believes that the disposition of such matters will not have a material adverse impact on the results of operations or financial position of the Company.


8.    SUBSEQUENT EVENT - LINE OF CREDIT

         During April, 1997, the Company established an asset based line of credit with Greyrock Business Credit, a division of NationsBank. The Company repaid and terminated the then existing line with Bank of America with proceeds from the new line. Maximum borrowings under the new line are $12,000,000. The Company may borrow 85% of eligible accounts receivable plus the value of inventory to a maximum of $2,000,000 up to the maximum borrowing amount. The line can be used for general corporate purposes, including investments and acquisitions, and bears interest at prime plus 2%. The line is secured by substantially all assets of Quarterdeck. The Company is obligated to pay a minimum interest charge of $10,000 per month and comply with certain other non-financial covenants and restrictions. At April 30, 1997 the Company had $1,500,000 outstanding under the line and the ability to borrow up to the maximum amount of $12,000,000. The current term of the agreement matures March 31, 1998 and contains renewal provisions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other information, including information set forth in the Company's 10-K for the fiscal year ended September 30, 1996 and all other recent filings the Company has made with the Securities and Exchange Commission before making an investment decision with respect to the Company's stock.

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


RESULTS OF OPERATIONS

         Net Revenues: Net revenues for the three and six months ended March 31, 1997 decreased by $25,981,000 or 52.9% and $46,271,000 or 49.4% respectively, in relation to the comparative periods of the prior year. The decreases compared with the prior year periods resulted primarily from a steep decline in revenue from certain memory management products including QEMM and MagnaRAM and certain other communication, internet and utility products including Procomm, WebTalk and HiJaak. Version 3.0 of Procomm was released in the March 1996 quarter and had large initial shipments into the retail channel which have not continued at that level.

         Retailers such as Best Buy, Computer City, and Egghead recently have been closing stores and/or reducing the amount of software products purchased. As these retailers have historically represented approximately 25-30% of the Company's North American retail business, such changes may have a material adverse effect on the Company's future revenues. In an attempt to mitigate this potential negative effect, the Company has broadened its distribution through mass merchandisers, discount and club stores such as Walmart, Price-Costco and Sam's Club. There can be no assurance that the Company will be successful in replacing the lost revenues.

         During the March 1997 quarter, the Company achieved net revenue of $23,097,000 which was primarily the result of the continued marketplace success of core product lines, especially Cleansweep and Procomm. Also contributing to the March 1997 quarter revenues were the Company's new releases, including the Essential Utilities Suite, which bundles four existing products, and Iware 3.0, a new version of the Company's Internet connectivity product for Novell networks. Internationally, Quarterdeck released French and German versions of Fix-It; U.K., French and German versions of Partition-It; and Japanese versions of Cleansweep 3.0, WebCompass 2.0, WinProbe 95 and MagnaRAM97.

         Net revenues from European and other international distributors, dealers and end-users outside of the United States amounted to $4,661,000 and $8,801,000, respectively, representing 20.2% and 18.5% of the Company's net revenues for the three and six month periods ended March 31, 1997. During the comparative periods of the prior year the company recorded non-US revenue of $9,336,000 and $16,537,000, respectively, or 19.0% and 17.6% of net revenue. The increased proportion of international revenues is largely due to the sales of Cleansweep.

         Due to the inherent uncertainties in software development and in the microcomputer software industry and the other factors discussed herein, the Company is unable to predict net revenue trends. Past performance is not necessarily indicative of future results.

         Cost of Revenues: The Company's cost of revenues includes product packaging, documentation and media, manufacturing expenses, amortization of capitalized software costs, technical support and production costs as well as translation costs and certain royalties paid to third parties. Overall cost of revenues decreased by $8,422,000 and $13,460,000 respectively for the three and six months ended March 1997, over the comparative periods of the prior year. Cost of revenues as a percentage of net revenues decreased to 23.0% and 26.0% for those periods as compared to 28.0% and 27.5% for the comparative periods. While the aggregate dollar reductions reflect the sales volume reduction, the reduced cost percentage is primarily due to an increased proportion of corporate licensing revenues, the ongoing shift toward lower-cost CD-ROM versus diskette versions of the Company's core products and the further consolidation and centralization of the production and purchasing functions which have enabled the Company to leverage volume pricing agreements and strengthen controls.

         Capitalized software development and purchased software costs are generally amortized over one to three year periods, commencing upon initial product release. Fluctuations in amortization expense between periods may arise depending on the amount of software costs incurred and capitalized for particular software products and their respective release dates. Amortization of capitalized software costs decreased from $685,000 for the three months and $1,826,000 for the six months ended March 31, 1996 to $421,000 and $1,082,000 for the comparative periods of the current fiscal year. The decrease in the first quarter was primarily due to a reduction in the amortization of ProComm and the decrease in the second quarter is due primarily to WebCompass having been fully amortized prior to the March 1997 quarter.

         Future cost of revenues as a percentage of net revenues will depend primarily on total sales, the mix of sales by product, domestic versus international, and by single unit versus multiple license packages and the proportion of revenues provided by corporate licensing.

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

         Research and Development: Research and development expenses consist primarily of salaries, benefits and consulting fees to support product development, including product testing and documentation. Research and development expense decreased by $2,135,000 and $2,820,000 respectively for the three and six months ended March 31, 1997 over the comparative periods of the prior year, while increasing as a percentage of net revenues from 11.7% and 11.2% for the respective fiscal 1996 periods to 15.6% and 16.3% for the current fiscal year periods. This decrease is primarily due to reduced research and development staffing levels on non-strategic products, a simplified management structure and certain benefits from acquisition integration.

         The Company capitalized $110,000 and $178,000 of purchased software development costs during the three and six months ended March 31, 1997. Quarterdeck did not capitalize any internal software development costs, since the majority of development efforts incurred during the periods related to new products for which technological feasibility had not been established.

         Quarterdeck anticipates that spending for software development and purchased software will continue as a significant expense in the future. Because of the inherent uncertainties of software development projects and the software market in general, the Company's software development efforts and purchased software may not result in successful product introductions or increased sales. Without successful product development and introductions the Company's results of operations may be materially adversely affected.

         Sales and Marketing, and General and Administrative: Sales and marketing, and general and administrative expenses consist of salaries and commissions and related costs of administrative, sales and marketing, customer service and support personnel as well as advertising, trade show and promotional expenses and facilities costs. Sales and marketing expenses decreased by $9,482,000 and $17,658,000, respectively, for the three and six months ended March 31, 1997, while decreasing as a percentage of net revenues from 35.8% and 35.7% for the fiscal 1996 periods to 34.9% and 33.4% for the current fiscal year periods, including a reduction in advertising and market development fund expense between March 31, 1996 and the comparative period in the current fiscal year of $3,882,000 and $9,225,000 respectively for the three and six months then ended. Advertising and marketing development expenses as a percentage of net revenues decreased from 12.1% and 14.1% for the three and six months ended March 31, 1996 to 9.0% and 8.4% for the current fiscal year periods. This decline in expenses is a reflection of the 1996 restructuring and Quarterdeck's efforts to bring variable spending in line with the underlying sell-through of the Company's products.

         General and administrative expenses decreased by $2,197,000 and $3,389,000, respectively, between the three and six months ended March 31, 1996 and the comparative periods of the current fiscal year while increasing as a percentage of net revenues from 14.2% and 14.0% for the 1996 periods to 20.7% and 20.5% for the current fiscal year periods. The Company is exploring additional actions to reduce these expenses as a percentage of revenue, including further facilities consolidation.

         Acquisition and Other Charges: There were no acquisition and other charges incurred for the three and six months ended March 31, 1997. The Company incurred acquisition charges of $4,877,000 and $7,021,000 for the three and six months ended March 31, 1996 primarily for costs incurred in connection with the acquisitions of Inset Systems, Inc. and Datastorm Technologies, Inc. These expenses included fees for financial advisory, legal and accounting services, personnel severance and benefits, and other related expenses.

         Restructuring Charges: There were no restructuring expenses incurred for the three and six months ended March 31, 1997, as compared to restructuring charges of $42,000 and $450,000 for the comparative periods of the prior year. The Company is seeking to reduce certain ongoing obligations by pursuing subleases for office space which has been vacated as a result of the restructuring. See Note 6 of the Notes to the Consolidated Financial Statements for a table and a detailed explanation of the activity during the quarter and the balances remaining. Primarily as a result of restructuring and lower sales volume, Quarterdeck reduced operating expenses for the quarter ended March 31, 1997 by approximately $13,814,000 versus the comparative quarter of the prior year. The operating expense reduction for the six months totals $23,867,000. The Company is currently conducting a further review of its operations. Such review may result in further consolidation and integration of its business as well as additional restructuring charges.

         Other expense: During the three months ended March 31, 1997 the Company wrote down the value of its investment in Infonautics, Inc. due to their current public market value having declined considerably below the Company's carrying value. The Company recorded a charge of $1,666,000 to the Statement of Operations and charged equity directly for another $324,000 representing the estimated temporary portion of the decline.

         Income Taxes: A valuation allowance was recorded to offset 100% of the Company's $25,900,000 net deferred tax asset as of March 31, 1997. The net deferred tax asset of $25,900,000 (before applying the valuation allowance) is comprised of the estimated tax effect of expected future temporary differences and tax net operating losses, relating in part to charges taken for book purposes that are not deductible for federal income tax purposes until the amounts are paid in the future. Management believes that due to the fiscal 1996 financial results it is appropriate to record a full valuation allowance until such time as it becomes more likely than not that the Company will realize some or all of the benefit of the net deferred tax asset.

         Net Income: The net loss for the three and six month periods ended March 31, 1997 was $832,000 and $812,000, respectively, or $0.02 per share. This represents a decrease to net income of approximately $1,198,000 and $3,979,000 for the three and six month periods of fiscal 1997 as compared to fiscal 1996. The decrease in the March 1997 quarter is due in part to the recognition of a previously discussed write-down in the value of the Company's investment in Infonautics, Inc.

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

         While Quarterdeck expects that memory management will continue to provide benefit to users of Windows 95 and legacy systems, the Company has over the past two years expanded its focus from a sole reliance on memory management to a broader base of desktop utilities. Fiscal 1996 acquisitions of Limbex, Vertisoft, Future Labs, Datastorm, Inset, as well as other acquisitions completed during fiscal 1995 have broadened the Company's product portfolio and sales distribution channels. There are significant business risks associated with acquisitions, including the successful integration of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, diversion of management's attention away from day-to-day matters and the integration of the acquired products. Additionally, there may be an adverse impact on revenues of acquired companies due to the transition of products, sales and marketing, and research and development activities. The Company's future success will depend, in part, on its ability to further integrate the operations of acquired companies and effectively utilize the acquired intellectual property.

         Quarterdeck is focusing software product development efforts on products that are designed to operate on Windows 95 and Windows NT. Microsoft Corporation may incorporate advanced utilities or other features in Windows 95 or Windows NT that may decrease the demand for certain of the Company's products, including those under development. If Quarterdeck is not able to continue to develop and market products that function under Windows 95 and Windows NT, and offer value to Windows 95 and Windows NT users beyond that which is offered in the base operating systems, future revenues would be adversely affected.

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

         Quarterdeck has also made investments in certain companies and technologies. The Company retained a portion of its investment in Lernout & Hauspie which is carried at $748,000 on the accompanying balance sheet in other current assets. The Company sold a portion of the investment in fiscal 1996 at a substantial gain and during April, 1997 the Company sold its remaining investment in Lernout & Hauspie. In the quarter ended March 31, 1997, the Company wrote-down its investment in Infonautics, Inc. The Company continues to monitor its investment in Infonautics, Inc., now carried at $540,000 and Intelligence at Large, carried at $1,250,000. The Company also owns a building in Columbia Missouri which has a net book value of $12,647,000 and is currently listed for sale. Additional write-downs of these assets, if necessitated by market conditions, could have a material adverse effect on the Company's financial results.

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, cash and cash equivalents totaled $10,235,000 as compared to $25,554,000 at September 30, 1996. Working capital at March 31, 1997 amounted to a deficit of $825,000, an improvement of $3,859,000 as compared to the deficit of $4,684,000 at September 30, 1996. The improvement in working capital and the decrease in cash and cash equivalents of $15,319,000 during the six month period is primarily the result of the payment of accrued acquisition and restructuring costs, a significant paydown of accounts payable and accrued liabilities, an increase in accounts receivable, and approximately $3,500,000 paid for capital additions associated primarily with the construction of the Datastorm building in Columbia Missouri. The Company borrowed approximately $1,600,000 during the March 1997 quarter under the construction loan to finance, in part, the final stages of construction.

         Operating Activities: At March 31, 1997, trade accounts receivable totaled $12,998,000, compared to $9,265,000 at September 30, 1996. Trade accounts receivable balances at March 31, 1997 primarily reflect stronger sales in the current quarter of $23,097,000 as compared to $19,740,000 for the quarter ended September 30, 1996. Accounts receivable days sales outstanding (DSO) were approximately 51 and 43 days at March 31, 1997 and September 30, 1996, respectively. The increase in days sales outstanding is primarily due to a $3,400,000 increase in gross accounts receivable as a result of stronger sales and a $2,400,000 decrease in the allowance for sales returns between September 30, 1996 and March 31, 1997 due to the receipt and processing of returns that had previously been reserved.

         Inventories decreased to $1,610,000 from $2,151,000 primarily as a result of improved inventory control and management of the purchasing process.

         Other current assets decreased by $907,000 primarily due to a $1,200,000 federal income tax refund which was received during the December 1996 quarter and other decreases which were partially offset by a reclassification to this account from Other non current assets of $1,288,000 relating to the Company's investments in Lernout & Hauspie, Inc. and Infonautics, Inc.

         Other assets decreased by $4,399,000 primarily due to a reclassification of certain investments to Other current assets. The write-down of the value of the Infonautics investment also reduced the aggregate amount of these assets.

         The Company reduced its trade accounts payable by $4,983,000 from $10,685,000 at September 30, 1996 to $5,702,000 at March 31, 1997. This
reduction is primarily due to the utilization of available cash to pay the Company's trade vendors.

         Investing Activities: The Company purchased capital assets composed of property, plant and equipment, and capitalized software in the amounts of $3,503,000 and $178,000 respectively during the six months ended March 31, 1997. The capital expenditures were primarily incurred for construction of the Columbia, Missouri building and related furniture and fixtures, in addition to the purchase of a predictive dialing system for the Clearwater, Florida direct sales division.

         On August 6, 1996, the Company's Datastorm subsidiary secured construction financing for a new facility from a bank for up to $5,000,000 with an interest rate equal to the bank's commercial base rate, currently prime plus 2%, secured by the newly constructed Columbia, Missouri building. The principal amount outstanding as of March 31, 1997 was $4,300,000. The principal amount plus any unpaid interest was originally due February 7, 1997, and has been extended until June 7, 1997 with the maximum borrowings reduced to $4,500,000. During the third quarter of fiscal 1997 the Company plans to borrow the remaining $200,000 available under this loan as well as pay an additional $220,000 of the Company's own cash for the completion of the building. Management is pursuing the sale and/or lease of the facility and other long-term take-out financing options. There can be no assurance that the Company will be successful in achieving a sale on favorable terms or in obtaining such long-term financing with acceptable terms and conditions.

         In April 1996, the Company's Datastorm subsidiary borrowed $2,000,000 from a bank to partially finance the completion of the building in Columbia, Missouri. The loan was secured by Datastorm's equipment and initially had an interest rate of 4.5% per annum. The rate was subsidized, in part by the State of Missouri in exchange for the Company achieving certain local employment targets. As part of the Company's restructuring the Company revised downward the personnel complement at this location. As a result, it has written off a significant portion of the equipment and collateral at this location, and the interest rate was raised to 8.5%. The Company repaid $1,750,000 of the loan during the current quarter. The outstanding loan balance as of March 31, 1997 was $250,000 which was paid in April, 1997.

         The Company had a revolving credit facility with Bank of America secured by accounts receivable and inventory which was replaced with a new credit facility in April, 1997. The outstanding balance under this facility was $2,450,000 as of March 31, 1997. This revolving credit facility was repaid, with borrowings from the Company's new line of credit, and closed in April 1997.

         During April 1997, the Company established an asset based line of credit with Greyrock Business Credit, a division of NationsBank. The Company repaid and terminated the then existing line with Bank of America with proceeds from the new line. Maximum borrowings under the new line are $12,000,000. The Company may borrow 85% of eligible accounts receivable plus the value of inventory to a maximum of $2,000,000 up to the maximum borrowing amount. The line can be used for general corporate purposes, including investments and acquisitions, and bears interest at prime plus 2%. The line is secured by substantially all assets of Quarterdeck. The Company is obligated to pay a minimum interest charge of $10,000 per month and comply with certain other non-financial covenants and restrictions. At April 30, 1997 the Company had $1,500,000 outstanding under the line and the ability to borrow up to the maximum amount of $12,000,000. The current term of the agreement matures March 31, 1998 and contains renewal provisions.

         In conjunction with the Company's August, 1996 acquisition of Limbex Corporation, the Company has an obligation to pay an additional $3,600,000, or issue shares in lieu of cash, on the one year anniversary of the acquisition. It is the Company's intention to issue shares of common stock to satisfy this obligation. The shares will be valued at the time of issuance.

         Divestiture of Products: As part of its restructuring, the Company intends to dispose of certain non-core products, technologies and operations obtained as part of the acquisitions which do not fit into the Company's ongoing strategy. There can be no assurance that such divestitures will be successfully completed.

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

         Liquidity: The Company believes existing cash and cash equivalents, borrowing capacity, plus funds provided by operations and the potential proceeds from the divestiture of non-core products and technologies, as well as anticipated proceeds from the sale of, or other take-out financing arrangements with respect to, the Columbia, Missouri facility should be sufficient to fund operations for the coming twelve months. Although the expense reductions resulting from the restructuring are anticipated to provide additional funds from operations in future quarters, there is no assurance that such anticipated savings will occur or that any such increase will result in adequate operating funds, or that sales will occur at anticipated levels or that potential proceeds from divestitures and/or the Columbia facility sale or take-out financing will occur, or that such additional financing will be available, or if available, will be available on acceptable terms. Should product orders or shipments be delayed or should the Company experience significant shortfalls in planned revenues or collections, or not achieve sufficient cost savings as a result of the restructuring, or experience unforeseen fixed expenses, the Company believes it has the ability to make additional reductions to variable expenses to extend its capital. The Company is actively exploring other financing alternatives, including additional sales of equity securities and/or the divestiture of non-core products and assets. Any decision or ability to obtain financing through equity investment will depend on various factors, including, among others, financial market conditions, strategic acquisition and investment opportunities, and developments in the Company's markets. The sale of additional equity securities or future conversion of any convertible security would result in additional dilution to the Company's stockholders.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Shareholder complaints were filed in November and December 1996 and January 1997 in the Superior Court of the State of California, County of Los Angeles, against the Company and one former and one current officer of the Company alleging, among other things, violations of certain provisions of California securities laws relating to statements made about the Company. The suits are purportedly brought on behalf of all persons who purchased the Company's common stock during the period January 26, 1996 through June 13, 1996 and seek damages in an unspecified amount and other relief. To date the Company has not filed a response to the complaints. Due to the early stage of the litigation and the inherent uncertainty, management is unable to estimate the impact on the Company's results of operations, financial condition, or liquidity, if any. Accordingly, no provision for any liability that may result from these suits has been made in the Company's consolidated financial statements (other than with respect to the $250,000 deductible under the Company's directors and officers insurance policy which has been utilized for costs relating to the defense). However, no assurances can be given that the ultimate disposition of these cases will not have a material adverse effect on the Company's results of operations and financial condition, or liquidity.

         In March 1997, a purported class action lawsuit, Jack Abbott, et al. v. Quarterdeck Corporation, Case No. 00709198, was filed in the Superior Court of the State of California, County of San Diego. The complaint purports to allege claims against Quarterdeck on behalf of all licensees of MagnaRAM2 residing in the United States. The complaint alleges, among other things that MagnaRAM2 fails to significantly increase Random Access Memory or otherwise help Windows 95 and Windows 3.x users. The plaintiffs seek compensatory damages and punitive damages in unspecified amounts, injunctive relief, and attorney fees and costs. Quarterdeck has not yet been served with this complaint. If it is so served, Quarterdeck intends to defend the case vigorously and to oppose any effort to certify the claims for class resolution.

         Quarterdeck is a defendant in various other pending claims and lawsuits. Management believes that the disposition of such matters will not have a material adverse impact on the results of operations or financial position of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  None

         (b)  Reports on Form 8-K

                  A Form 8-K with respect to a press release issued January 14, 1997, which announced the appointment of a new chief executive officer was filed with the Securities and Exchange Commission on January 14, 1997.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   QUARTERDECK CORPORATION
                                         (Registrant)


Date:  May 13, 1997                /s/   CURTIS A. HESSLER
                                         Curtis A. Hessler
                                         President and Chief Executive Officer


Date:  May 13, 1997                /s/   FRANK GREICO
                                         Frank Greico
                                         Sr. Vice President and
                                         Chief Financial Officer