Form 10-K/A
period 1996-09-30
QUARTERDECK CORP
filed 1997-08-14
CIK 707668

=============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-K/A

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

                                   Yes X No__

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


                      DOCUMENTS INCORPORATED BY REFERENCE:


        Portions of the Company's definitive Proxy Statement for the Annual Meeting held on February 12, 1997 are incorporated by reference into Part III of the Form 10-K.



===============================================================================

                                EXPLANATORY NOTE

        This amendment to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (the "Form 10-K") is being filed to include the Report of the Independent Public Accountants for the years ended
December 31, 1994 and 1995 for Datastorm Technologies, Inc., a wholly owned subsidiary of the Company and include such accountant's consent as an exhibit (Exhibit 23.2) to the Form 10-K. The financial statements included herein have not been amended, but are included herein as this amendment must set forth the complete text of the amended item.


                                    PART II

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

           3.  Exhibits



        EXHIBIT NUMBER
        --------------

                                   DESCRIPTION
                                   -----------

            3.1(2)       Certificate of Incorporation of the Company

           3.2(19) Certificate of Amendment of Certificate of Incorporation of the Company.

           3.3(16) Certificate of Designations of Series B Convertible Preferred Stock.

           3.4(19) Amended Designations of Series A Junior Participating Preferred Stock of the Company.

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

           *10.1(2) Amended and Restated 1990 Stock Plan, as amended to date.

           *10.2(3)      Form of Option Agreement utilized with 1990 Stock Plan.

           *10.3(5) Amended and Restated 1990 Directors Stock Option Plan and Form of Option Agreement.

          *10.4(12)      1996 Acquisition Stock Incentive Plan.

          *10.5(19)      Consulting Agreement between the Company, King R. Lee &
                         Associates, Inc., and King R. Lee, dated as of
                         August 27, 1996.

           *10.6(2) Form of Indemnification Agreement between the Company and certain of its officers and directors.

          *10.7(10)      Management Employment Contract between the Company
                         and Gaston Bastiaens,dated as of January 13, 1995.

          *10.8(10)      Management Employment Contract between the Company
                         and Jim Moise, dated as of January 27, 1995.

          *10.9(10)      Management Employment Contract between Company and
                         Steve Tropp, dated as of February 14, 1995.

          *10.10(19)     Employment Agreement between the Company and Bradley D.
                         Schwartz, dated as of January 16, 1995.

          *10.11(19)     Employment Agreement between the Company and
                         Anatoly Tikhman, dated as of July 24, 1996.

          *10.12(19)     Employment Agreement between the Company and Joe F
                         usco, dated as of September 19, 1996.

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

          10.23(13)      Asset Purchase Agreement and Plan of Reorganization
                         among the Company, FLS Acquisition Corp., Future Labs,
                         Inc., and the shareholders of FutureLabs listed on the execution pages thereto, dated as of May 15, 1996.

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

          10.29(19)      Third Amendment to the Credit Agreement, dated as of
                         September 30, 1996, and incorporated herein by reference.

          10.30(19)      Waiver and Fourth Amendment to the Credit Agreement,
                         dated as of December 17, 1996.

           21.1(19)      Subsidiaries of the Company.

           23.1(1)      Consent of KPMG Peat Marwick LLP, independent
                         certified public accountants.

           23.2(1) Consent of Arthur Andersen LLP, independent certified public accountants.

            27(19)       Financial Data Schedule

------------


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


(19) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, and incorporated herein by reference.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Marina del Rey, State of California, on July 18, 1997.



                              QUARTERDECK CORPORATION

                              By: /s/ Curtis A. Hessler
                                 -----------------------------------------
                                     Curtis A. Hessler
                                     President and Chief Executive Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Reports.........................................................    9

Consolidated Balance Sheets at September 30, 1996 and 1995............................   11

Consolidated Statements of Operations for fiscal years ended September 30, 1996, 1995
  and 1994............................................................................   12

Consolidated Statements of Stockholders' Equity for fiscal years ended September 30,
  1996, 1995 and 1994.................................................................   13

Consolidated Statements of Cash Flows for fiscal years ended September 30, 1996, 1995
  and 1994............................................................................   16

Notes to Consolidated Financial Statements............................................   17


                      CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Schedule II -- Valuation and Qualifying Accounts......................................   38

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

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
November 22, 1996,
  except as to the
  last paragraph of
  Note 13, which is as
  of December 19, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
DATASTORM Technologies, Inc.:



We have audited the balance sheet of DATASTORM Technologies, Inc. (a Missouri corporation) as of December 31, 1995, and the related statements of income and changes in retained earnings, and cash flows for the years ended December 31, 1995 and 1994 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DATASTORM Technologies, Inc., as of December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP



St. Louis, Missouri,
March 1, 1996

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                              SEPTEMBER 30,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
Current assets:
  Cash and short-term investments........................................  $25,554     $39,669
  Trade accounts receivable..............................................    9,265      13,621
  Inventories............................................................    2,151       2,281
  Deferred income taxes..................................................       --       2,178
  Other current assets...................................................    5,594       4,006
                                                                           -------     -------
     Total current assets................................................   42,564      61,755
Property, plant and equipment............................................   21,252       8,335
Capitalized software costs, net..........................................    3,448       2,807
Note receivable from related party -- building...........................       --         469
Other assets.............................................................    9,517       3,333
                                                                           -------     -------
                                                                           $76,781     $76,699
                                                                           =======     =======
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks.................................................  $ 8,280     $    --
  Accounts payable.......................................................   10,685      13,582
  Accrued liabilities....................................................   17,232      13,880
  Accrued acquisition and restructuring charges..........................   10,940       3,455
  Notes payable to related parties.......................................       --       1,093
  Current portion of long-term obligations...............................      111         255
                                                                           -------     -------
          Total current liabilities......................................   47,248      32,265
Convertible notes........................................................   25,000          --
Other long-term obligations, less current portion........................      108         164
                                                                           -------     -------
          Total liabilities..............................................   72,356      32,429
Liquidity (Note 16)
Commitments and litigation (Notes 7 and 10)
  Stockholders' equity:
  Series B preferred stock (authorized: 2,000; issued and outstanding:
     200 and 0 shares, liquidation preference $20,000)...................   20,000          --
  Common stock (authorized: 50,000 shares; issued and outstanding: 37,666
     and 34,673 shares)..................................................       38          35
  Treasury stock.........................................................     (559)       (559)
  Additional paid-in capital.............................................   64,819      39,873
  Retained earnings (accumulated deficit)................................  (79,766)      5,359
  Foreign currency translation adjustment................................     (468)       (563)
  Notes receivable from directors for sale of stock......................      (18)        (70)
  Net unrealized gain on marketable securities...........................      379         195
                                                                           -------     -------
          Total stockholders' equity.....................................    4,425      44,270
                                                                           -------     -------
                                                                           $76,781     $76,699
                                                                           =======     =======

          See accompanying notes to consolidated financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED SEPTEMBER 30,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Net revenues...............................................  $133,100     $117,606     $ 84,715
Cost of revenues...........................................    49,600       34,884       27,403
                                                             --------     --------     --------
  Gross profit.............................................    83,500       82,722       57,312
Operating expenses:
  Research and development.................................    21,314       14,286        7,520
  Sales and marketing......................................    66,355       30,624       27,107
  General and administrative...............................    32,128       20,704       20,908
  Acquisition, restructuring and other charges.............    37,789        7,409       12,863
  Litigation settlement....................................        --           --          615
                                                             --------     --------     --------
  Total operating expenses.................................   157,586       73,023       69,013
Operating income (loss)....................................   (74,086)       9,699      (11,701)
Other income (expense), net................................        38          (38)        (271)
Interest income (expense), net.............................      (105)       1,922        1,365
                                                             --------     --------     --------
Income (loss) before income taxes..........................   (74,153)      11,583      (10,607)
Provision (benefit) for income taxes.......................       806          331       (5,982)
                                                             --------     --------     --------
Net income (loss)..........................................  $(74,959)    $ 11,252     $ (4,625)
                                                             ========     ========     ========
Net income (loss) per share:
  Primary..................................................  $  (2.15)    $   0.32     $  (0.15)
                                                             --------     --------     --------
  Fully diluted............................................  $  (2.15)    $   0.31     $  (0.15)
                                                             --------     --------     --------
Shares used to compute net income (loss) per share:
  Primary..................................................    34,894       35,557       31,825
                                                             --------     --------     --------
  Fully diluted............................................    34,894       36,499       31,825
                                                             --------     --------     --------
Additional unaudited pro forma data:
  Income (loss) before taxes...............................  $(74,153)    $ 11,583     $(10,607)
  Pro forma income tax expense.............................       806        3,406          576
                                                             --------     --------     --------
     Pro forma net income (loss)...........................  $(74,959)    $  8,177     $(11,183)
                                                             ========     ========     ========
Pro forma income (loss) per share:
  Primary..................................................  $  (2.15)    $   0.23     $  (0.35)
                                                             --------     --------     --------
  Fully diluted............................................  $  (2.15)    $   0.22     $  (0.35)
                                                             ========     ========     ========

          See accompanying notes to consolidated financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                     NOTES
                                                                                                                   RECEIVABLE
                             SERIES B                                                   RETAINED       FOREIGN        FROM
                          PREFERRED STOCK    COMMON STOCK                ADDITIONAL     EARNINGS      CURRENCY     DIRECTORS
                         -----------------  ---------------   TREASURY    PAID-IN     (ACCUMULATED   TRANSLATION    FOR SALE
                         SHARES    AMOUNT   SHARES   AMOUNT    STOCK      CAPITAL       DEFICIT)     ADJUSTMENT     OF STOCK
                         ------   --------  ------   ------   --------   ----------   ------------   -----------   ----------
Balance, September 30,
  1993, as reported in
  June 25, 1996 Form
  8K...................      --   $     --  29,503    $  29    $  (27)    $ 28,408      $ 25,565        $(581)         $   --
Adjustments to reflect
  acquisitions,........      --         --   3,500        4        --           --            --           --              --
Common stock options
  exercised............      --         --      30       --        --           10            --           --              --
Tax benefits arising
  from exercise of
  nonqualified stock
  options..............      --         --      --       --        --           16            --           --              --
Net loss...............      --         --      --       --        --           --        (4,625)          --              --
Undistributed earnings
  of subchapter-S
  subsidiaries.........      --         --      --       --        --       18,476       (18,476)          --              --
Distributions to
  shareholders.........      --         --      --       --        --      (12,215)           --           --              --
Foreign currency
  translation
  adjustment...........      --         --      --       --        --           --            --           25              --
                             --
                                       ---  ------      ---     -----     --------      --------        -----             ---
Balance, September 30,
  1994.................      --   $     --  33,033    $  33    $  (27)    $ 34,695      $  2,464        $(556)         $   --
                             ==        ===  ======      ===     =====     ========      ========        =====             ===


                            NET
                         UNREALIZED
                          GAIN ON         TOTAL
                         MARKETABLE   STOCKHOLDERS'
                         SECURITIES      EQUITY
                         ----------   -------------
Balance, September 30,
  1993, as reported in
  June 25, 1996 Form
  8K...................      $   --     $  53,394
Adjustments to reflect
  acquisitions,........          --             4
Common stock options
  exercised............          --            10
Tax benefits arising
  from exercise of
  nonqualified stock
  options..............          --            16
Net loss...............          --        (4,625)
Undistributed earnings
  of subchapter-S
  subsidiaries.........          --            --
Distributions to
  shareholders.........          --       (12,215)
Foreign currency
  translation
  adjustment...........          --            25

                                ---      --------
Balance, September 30,
  1994.................      $   --     $  36,609
                                ===      ========

          See accompanying notes to consolidated financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                     NOTES
                                                                                                                   RECEIVABLE
                             SERIES B                                                   RETAINED       FOREIGN        FROM
                          PREFERRED STOCK    COMMON STOCK                ADDITIONAL     EARNINGS      CURRENCY     DIRECTORS
                         -----------------  ---------------   TREASURY    PAID-IN     (ACCUMULATED   TRANSLATION    FOR SALE
                         SHARES    AMOUNT   SHARES   AMOUNT    STOCK      CAPITAL       DEFICIT)     ADJUSTMENT     OF STOCK
                         ------   --------  ------   ------   --------   ----------   ------------   -----------   ----------
Balance, September 30,
  1994.................      --   $     --  33,033    $  33    $  (27)    $ 34,695      $  2,464        $(556)         $   --
Adjustment for
  Internetware, Inc.
  pooling of
  interest.............      --         --     460        1        --            9           (46)          --              --
Adjustment for StarNine
  Technologies, Inc.
  pooling of
  interest.............      --         --     524        1        --          223           245           --              --
Adjustment for
  Datastorm, Ltd.
  pooling of
  interest.............      --         --      --       --        --          441            --           --              --
Acquisition of assets
  from Prospero........      --         --     155       --        --        2,900            --           --              --
Exercise of StarNine
  Technologies, Inc.
  stock options........      --         --     149       --        --          224            --           --              --
Issuance of common
  stock by Inset
  Systems, Inc.........      --         --      63       --        --            5            --           --              --
Common stock options
  exercised............      --         --     351       --        --          579            --           --            (70)
Treasury shares, at
  cost.................      --         --     (62)      --      (532)          22            --           --              --
Tax benefits arising
  from exercise of
  nonqualified stock
  options..............      --         --      --       --        --           59            --           --              --
Undistributed earnings
  of subchapter-S
  subsidiaries.........      --         --      --       --        --        8,154        (8,154)          --              --
Capital contribution...      --         --      --       --        --          450            --           --              --
Net income.............      --         --      --       --        --           --        11,252           --              --
Distributions to
  shareholders.........      --         --      --       --        --       (7,888)          (18)          --              --
Duplicate earnings
  elimination for
  Landmark pooling.....      --         --      --       --        --           --          (384)          --              --
Net increase in
  unrealized gain......      --         --      --       --        --           --            --           --              --
Foreign currency
  translation
  adjustment...........      --         --      --       --        --           --            --           (7)             --
                            ---       ----  ------     ----    ------     --------       -------        -----           -----
Balance, September 30,
  1995.................      --   $     --  34,673    $  35    $ (559)    $ 39,873      $  5,359        $(563)         $ (70)
                            ===       ====  ======     ====    ======     ========       =======        =====           =====


                            NET
                         UNREALIZED
                          GAIN ON         TOTAL
                         MARKETABLE   STOCKHOLDERS'
                         SECURITIES      EQUITY
                         ----------   -------------
Balance, September 30,
  1994.................      $   --     $  36,609
Adjustment for
  Internetware, Inc.
  pooling of
  interest.............          --           (36)
Adjustment for StarNine
  Technologies, Inc.
  pooling of
  interest.............          33           502
Adjustment for
  Datastorm, Ltd.
  pooling of
  interest.............          --           441
Acquisition of assets
  from Prospero........          --         2,900
Exercise of StarNine
  Technologies, Inc.
  stock options........          --           224
Issuance of common
  stock by Inset
  Systems, Inc.........          --             5
Common stock options
  exercised............          --           509
Treasury shares, at
  cost.................          --          (510)
Tax benefits arising
  from exercise of
  nonqualified stock
  options..............          --            59
Undistributed earnings
  of subchapter-S
  subsidiaries.........          --            --
Capital contribution...          --           450
Net income.............          --        11,252
Distributions to
  shareholders.........          --        (7,906)
Duplicate earnings
  elimination for
  Landmark pooling.....          --          (384)
Net increase in
  unrealized gain......         162           162
Foreign currency
  translation
  adjustment...........          --            (7)
                               ----      --------
Balance, September 30,
  1995.................      $  195     $  44,270
                               ====      ========

          See accompanying notes to consolidated financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                     NOTES
                                                                                                                   RECEIVABLE
                             SERIES B                                                   RETAINED       FOREIGN        FROM
                          PREFERRED STOCK    COMMON STOCK                ADDITIONAL     EARNINGS      CURRENCY     DIRECTORS
                         -----------------  ---------------   TREASURY    PAID-IN     (ACCUMULATED   TRANSLATION    FOR SALE
                         SHARES    AMOUNT   SHARES   AMOUNT    STOCK      CAPITAL       DEFICIT)     ADJUSTMENT     OF STOCK
                         ------   --------  ------   ------   --------   ----------   ------------   -----------   ----------
Balance, September 30,
  1995.................      --   $     --  34,673    $  35    $ (559)    $ 39,873      $  5,359        $(563)         $ (70)
Adjustment for
  Datastorm and Inset
  poolings of
  interest.............      --         --      35       --        --          385            --           23              --
Adjustment for
  Vertisoft pooling of
  interests............      --         --      --       --        --           40           999           --              --
Adjustment for Future
  Labs pooling of
  interests............      --         --     664        1                  1,987        (1,481)          --              --
Duplicate earnings
  elimination for
  Datastorm pooling....      --         --      --       --        --           --          (717)          --              --
Purchase of Limbex.....      --         --   1,310        1        --       14,370            --           --              --
Stock issuance for
  purchase of
  InterLink............      --         --     205       --        --        3,000            --           --              --
Stock issuance for
  purchase of assets
  from Pinnacle........      --         --     198       --        --        1,800            --           --              --
Net loss...............      --         --      --       --        --           --       (74,959)          --              --
Undistributed earnings
  of subchapter-S
  subsidiaries.........      --         --      --       --        --        8,967        (8,967)          --              --
Distribution to
  shareholders.........      --         --      --       --        --       (7,307)           --           --              --
Net increase in
  unrealized gain......      --         --      --       --        --           --            --           --              --
Common stock options
  exercised............      --         --     581        1        --        2,979            --           --              52
Foreign currency
  translation
  adjustment...........      --         --      --       --        --           --            --           72              --
Issuance of convertible
  preferred stock......     200     20,000      --       --        --           --            --           --              --
Cost of preferred stock
  issuance.............      --         --      --       --        --       (1,275)           --           --              --
                            ---   --------  ------     ----    ------     --------      --------        -----           -----
Balance, September 30,
  1996.................     200   $ 20,000  37,666    $  38    $ (559)    $ 64,819      $(79,766)       $(468)         $ (18)
                            ===   ========  ======     ====    ======     ========      ========        =====           =====


                            NET
                         UNREALIZED
                          GAIN ON         TOTAL
                         MARKETABLE   STOCKHOLDERS'
                         SECURITIES      EQUITY
                         ----------   -------------
Balance, September 30,
  1995.................      $  195     $  44,270
Adjustment for
  Datastorm and Inset
  poolings of
  interest.............          --           408
Adjustment for
  Vertisoft pooling of
  interests............          --         1,039
Adjustment for Future
  Labs pooling of
  interests............          --           507
Duplicate earnings
  elimination for
  Datastorm pooling....          --          (717)
Purchase of Limbex.....          --        14,371
Stock issuance for
  purchase of
  InterLink............          --         3,000
Stock issuance for
  purchase of assets
  from Pinnacle........          --         1,800
Net loss...............          --       (74,959)
Undistributed earnings
  of subchapter-S
  subsidiaries.........          --            --
Distribution to
  shareholders.........          --        (7,307)
Net increase in
  unrealized gain......         184           184
Common stock options
  exercised............          --         3,032
Foreign currency
  translation
  adjustment...........          --            72
Issuance of convertible
  preferred stock......          --        20,000
Cost of preferred stock
  issuance.............          --        (1,275)
                              -----      --------
Balance, September 30,
  1996.................      $  379     $   4,425
                              =====      ========

          See accompanying notes to consolidated financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                             YEAR ENDED SEPTEMBER 30,
                                                                          -------------------------------
                                                                            1996       1995        1994
                                                                          --------   ---------   --------
Cash flows from operating activities:
  Net income (loss).....................................................  $(74,959)  $  11,252   $ (4,625)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization of equipment and leasehold
      improvements......................................................     6,063       3,610      3,960
    Amortization of capitalized software cost & other intangibles.......     3,770       1,575      3,171
    Write-off of property and equipment.................................     1,409          --      1,719
    Write-off of capitalized software costs and prepaid royalties.......     4,860          --      3,701
    Stock compensation..................................................        --          59         --
    Elimination of duplicate net income from acquired entities..........      (717)       (384)        --
    Loss on sale or abandonment of assets...............................        --          38        271
    Write-off of in process research and development....................    14,993       2,900         --
  Changes in assets and liabilities:
    Trade accounts receivable...........................................     4,591      (7,749)     5,333
    Refundable income taxes.............................................        --       6,301     (6,301)
    Deferred income taxes...............................................     3,072      (2,178)        --
    Inventories.........................................................       130        (435)       937
    Other current assets................................................    (3,420)     (1,565)     7,079
    Other assets........................................................    (4,092)       (203)    (5,453)
    Accounts payable....................................................    (6,171)      5,342      4,267
    Accrued liabilities.................................................        68       1,865      4,526
    Accrued restructuring charges.......................................       558      (3,476)     5,321
    Foreign currency translation adjustment.............................        95          16         25
                                                                          --------   ---------   --------
         Net cash provided by (used in) operating activities............   (49,750)     16,968     23,931
                                                                          --------   ---------   --------
Cash flows from investing activities:
  Purchases of short-term investments...................................        --    (111,989)   (61,351)
  Proceeds from sales and maturities of short-term investments..........    34,285     106,289     59,131
  Capital expenditures..................................................   (19,669)     (6,029)    (3,396)
  Capitalized software costs............................................    (4,504)     (2,564)    (3,617)
  Purchase of minority interest in affiliates...........................        --      (2,700)        --
  Loan to related party for note receivable -- building.................        --        (469)        --
  Advances (to) from affiliates.........................................        52        (100)       137
  Opening cash balance of previously unconsolidated subsidiaries........     5,054         559         --
  Proceeds from sale of assets..........................................        --          12          5
  Accrued acquisition charges, net of cash acquired.....................     6,493       2,525         --
                                                                          --------   ---------   --------
         Net cash provided by (used in) investing activities............    21,711     (14,466)    (9,091)
                                                                          --------   ---------   --------
Cash flows from financing activities:
  Net proceeds from issuance of preferred stock.........................    20,000          --         --
  Net proceeds from issuance of common stock............................     3,529       1,439         11
  Proceeds from issuance of long-term convertible notes.................    25,000          43        544
  Proceeds from issuance of bank debt...................................     8,280          --         --
  Principal payments under long-term obligations........................      (200)       (482)      (555)
  Notes payable to related parties......................................    (1,093)        441        635
  Acquisition of treasury stock.........................................        --        (532)        --
  Distributions to stockholders.........................................    (7,307)     (7,906)   (12,215)
                                                                          --------   ---------   --------
         Net cash provided by (used in) financing activities............    48,209      (6,997)   (11,580)
                                                                          --------   ---------   --------
         Net increase (decrease) in cash and cash equivalents...........    20,170      (4,495)     3,260
Cash and cash equivalents at beginning of period........................     5,384       9,879      6,619
                                                                          --------   ---------   --------
Cash and cash equivalents at end of period..............................  $ 25,554   $   5,384   $  9,879
                                                                          ========   =========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest............................................................  $    468   $      20   $     34
    Income taxes........................................................     1,993       1,534         --

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

     Revenue Recognition -- Revenue from the sale of software products is recognized upon shipment, where collection of the resulting receivable is probable and there are no significant obligations remaining. The estimated cost to fulfill technical support obligations to end users arising from the sale of software is accrued upon shipment. Certain limited rights of return and exchange from customers exist as defined by the Company's general distributor agreements. The Company establishes allowances for estimated product returns and exchanges as a reserve against revenues. Provisions for sales returns and exchanges were approximately $31,889,000, $9,136,000 and $7,510,000 in fiscal 1996, 1995 and
1994, respectively. Revenue from the sale or licensing of intellectual property is recognized when all significant obligations of the Company have been met and no customer right of return exists.

     Capitalized Software Costs -- Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development and production costs once technological feasibility has been achieved. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. For the year ended September 30, 1996, the Company did not capitalize any internal software development costs. Internal software development costs related to new products reaching technological feasibility during fiscal 1996 were immaterial. During fiscal 1996, the Company purchased and capitalized software amounting to $4,504,000. For the years ended September 30, 1995 and 1994, the Company capitalized $2,564,000 and $3,617,000, respectively, of software development and purchased software costs. Software development costs incurred prior to achieving technological feasibility as well as certain licensing costs are charged to research and development expense as incurred.

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

     Inventories -- Inventories, consisting primarily of product packaging, documentation and media, is stated at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out (FIFO) method.

     Cash Equivalents and Short-Term Investments -- The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at September 30, 1996 and 1995 amounted to $25,554,000 and $5,384,000, respectively. $20,000,000 of the
September 30, 1996 balance of $25,554,000 was received pursuant to the Series B Convertible Preferred Stock (note 15) issuance on September 30, 1996.

     As of September 30, 1996, $22,226,000 of the total cash and cash equivalent balance was invested in interest bearing bank accounts and cash equivalent money funds.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

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

     Computation of Net Income (Loss) per Share -- The primary net income (loss) per common and common equivalent share for the years ended September 30, 1996, 1995 and 1994 has been computed using the weighted average number of common and dilutive common stock equivalent shares outstanding for each year as summarized below:

                                                                 YEAR ENDED SEPTEMBER 30,
                                                         ----------------------------------------
                                                            1996           1995           1994
                                                         ----------     ----------     ----------
Weighted average common stock outstanding during the
  year.................................................  34,893,937     34,112,914     31,824,560
Common stock equivalents of stock options and warrants
  outstanding..........................................          --      1,443,997             --
                                                         ----------     ----------     ----------
Shares used in primary EPS calculation.................  34,893,937     35,556,911     31,824,560
                                                         ==========     ==========     ==========
Shares used in fully diluted EPS calculation...........  34,893,937     36,498,634     31,824,560
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

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

     Reclassification -- Certain items in prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

     Use of Estimates -- Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Significant estimates are primarily related to provisions for sales returns, inventory reserve, allowance for doubtful accounts and valuation of long-term investments. Actual results could differ from these estimates.

     Concentrations of Credit Risk -- Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of short-term investments and trade accounts receivable. As of September 30, 1996, the Company had no short-term investments. As of September 30, 1995, the Company's investment portfolio was diversified and consisted of investment grade securities. The credit risk associated with trade accounts receivable is mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions.

     Depreciation and Amortization -- Depreciation and amortization of equipment and leasehold improvements is provided by the straight-line method over the estimated useful lives of the related assets as follows:

        Building.............................  40 years
        Computer equipment...................  3 to 7 years
        Office furniture and equipment.......  5 to 7 years
                                               Shorter of lease or useful life of
        Leasehold improvements...............  asset
        Equipment under capital lease........  3 to 7 years

     Income Taxes -- The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (FAS 109). SFAS 109 requires the assets and liability method of accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Stock-Based Compensation -- In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the financial statements.

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

     Non-Cash Transactions -- The Company has recorded certain significant non-cash transactions relating to certain mergers and purchases which included Common Stock as all or a portion of the consideration and has commenced a restructuring program which includes recording certain non-cash charges. See also Notes 2 and 4 herein.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

     Fair Value of Financial Instruments -- The fair values of the Company's cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and accrued acquisition and restructuring charges approximate their carrying value due to the relatively short maturities of these instruments. The fair value of the loans payable to banks approximate the fair value of the instruments due to the stated interest rates on such notes and the collateral supporting the notes. The fair value of the convertible debentures approximates face value due to the stated interest rate on such instrument and the indeterminate nature of the value of the convertibility feature of such debt instrument.

     Long-Lived Assets -- In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), was issued. This statement provides guidelines for the recognition of impairment losses related to long-term assets and is effective for fiscal years beginning after December 15, 1995, with earlier application encouraged. The Company will adopt SFAS No. 121 during fiscal 1997. The Company believes that such adoption will not have a material impact on the consolidated financial statements.

     Foreign Currency Translation -- Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are shown separately in stockholders' equity. Foreign currency transaction gains and losses are not material and are included in the determination of net income (loss).

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

     On March 28, 1996, the Company consummated a merger with Datastorm. The Company issued 5,200,000 shares of common stock in exchange for all of the outstanding stock of Datastorm. The merger has been accounted for as a pooling of interests and therefore, the consolidated financial statements for all periods presented herein have been restated to reflect the combined operations of the Company and Datastorm.

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

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

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

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

     In connection with the 1996 mergers, the following merger transaction costs and expenses were recorded and have been charged to expense in fiscal 1996. These merger transaction costs and expenses include the following (in thousands):

                                           INSET      DATASTORM     FUTURELABS     VERTISOFT      TOTAL
                                          -------     ---------     ----------     ---------     -------
Acquisition costs.......................  $ 1,846      $ 4,782       $  1,417       $ 1,175      $ 9,220
Non-cash charges........................       --         (863)            --            --         (863)
Cash payments...........................   (1,746)      (3,040)        (1,058)         (400)      (6,244)
                                          -------      -------       --------       -------      -------
Balance, September 30, 1996.............  $   100      $   879       $    359       $   775      $ 2,113
                                          =======      =======       ========       =======      =======

     In connection with the 1995 mergers, the following merger transaction costs and expenses were recorded and charged to expense in fiscal 1995. These merger transaction costs and expenses include the following (in thousands):

                                                   LANDMARK     STARNINE     INTERNETWARE      TOTAL
                                                   --------     --------     ------------     -------
Acquisition costs................................  $ 3,600      $  1,200        $  300        $ 5,100
Non-cash charges.................................       --          (450)           --           (450)
Cash payments....................................   (1,860)          (98)         (175)        (2,133)
Reversal of acquisition costs....................     (488)           --            --           (488)
                                                   -------       -------        ------        -------
Balance, September 30, 1995......................    1,252           652           125          2,029
Cash payments....................................   (1,688)         (565)         (125)        (2,378)
Additional acquisition costs.....................      482            99            --            581
                                                   -------       -------        ------        -------
Balance, September 30, 1996......................  $    46      $    186        $   --        $   232
                                                   =======       =======        ======        =======

     The results of operations previously reported by the separate enterprises, that are discussed above and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                                     YEAR ENDED SEPTEMBER 30,
                             ------------------------------------------------------------------------
                                     1996                      1995                     1994
                             ---------------------     --------------------     ---------------------
                                            NET                       NET                      NET
                               NET         INCOME        NET        INCOME        NET         INCOME
                             REVENUES      (LOSS)      REVENUES     (LOSS)      REVENUES      (LOSS)
                             --------     --------     --------     -------     --------     --------
Quarterdeck................  $ 92,030     $(86,856)    $ 54,986     $ 2,744     $ 26,753     $(21,171)
Landmark...................        --           --       11,236       1,309       11,953        2,323
StarNine...................        --           --        3,981          38           --           --
Internetware...............        --           --          444        (202)          --           --
Inset......................     2,669          424        6,394         134        4,022       (1,929)
Datastorm..................    29,413       12,576       40,499       6,990       42,402       16,242
Future Labs................     1,312         (335)          --          --           --           --
Vertisoft..................     7,676         (623)          --          --           --           --
Pooling Adjustments........        --         (145)          66         239         (415)         (90)
                             --------     --------     --------     -------     --------     --------
Restated Quarterdeck.......  $133,100     $(74,959)    $117,606     $11,252     $ 84,715     $ (4,625)
                             ========     ========     ========     =======     ========     ========

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

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

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

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

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

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

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

NOTE 3. BALANCE SHEET AND INCOME STATEMENT INFORMATION

                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                            (IN THOUSANDS)
Cash and short-term investments:
  Cash and cash equivalents............................................  $ 25,554     $  5,384
  Short-term investments...............................................        --       34,285
                                                                         --------     --------
                                                                         $ 25,554     $ 39,669
                                                                         ========     ========
Trade accounts receivable:
  Receivables..........................................................  $ 22,284     $ 18,822
  Less: allowance for doubtful accounts................................    (2,032)        (870)
  Less: allowance for sales returns and marketing development funds....   (10,987)      (4,331)
                                                                         --------     --------
                                                                         $  9,265     $ 13,621
                                                                         ========     ========
Other current assets:
  Prepaid royalties....................................................  $    901     $  1,427
  Income tax receivable................................................     2,825           --
  Other prepaid expenses...............................................     1,150        1,345
  Notes receivable.....................................................         1          100
  Advances to employees................................................        26            5
  Acquisition costs....................................................        --          287
  Other................................................................       691          842
                                                                         --------     --------
                                                                         $  5,594     $  4,006
                                                                         ========     ========
Property, plant and equipment:
  Construction in progress (building)..................................  $ 11,069     $     --
  Computer equipment...................................................    20,406       14,710
  Office furniture and equipment.......................................     2,252        3,046
  Office furniture and equipment under capital leases..................       252           26
  Leasehold improvements...............................................     1,586        1,696
                                                                         --------     --------
                                                                           35,565       19,478
Less: accumulated depreciation and amortization........................   (14,313)     (11,143)
                                                                         --------     --------
                                                                         $ 21,252     $  8,335
                                                                         ========     ========
Capitalized software costs:
  Capitalized software costs...........................................  $  5,254     $  4,184
  Less: accumulated amortization.......................................    (1,806)      (1,377)
                                                                         --------     --------
                                                                         $  3,448     $  2,807
                                                                         ========     ========

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                            (IN THOUSANDS)
Other assets:
  Marketable securities................................................  $    968     $     --
  Other investments....................................................     3,788        2,700
  Notes receivable from employee.......................................        13          125
  Goodwill and other intangible assets acquired, net...................     3,125           --
  Other................................................................     1,623          508
                                                                         --------     --------
                                                                         $  9,517     $  3,333
                                                                         ========     ========
Accrued liabilities:
  Accrued expenses.....................................................  $ 13,824     $  7,447
  Accrued postcontract customer support................................       456          584
  Accrued vacation.....................................................     1,460        1,877
  Accrued advertising..................................................     1,121        1,608
  Deferred revenue.....................................................       273          431
  Other................................................................        98        1,387
  Income taxes payable.................................................        --          546
                                                                         --------     --------
                                                                         $ 17,232     $ 13,880
                                                                         ========     ========
Accrued acquisition and restructuring charges:
  Acquisitions.........................................................  $  2,345     $  2,029
  Restructurings.......................................................     8,280        1,230
  Purchase transaction costs...........................................       315          196
                                                                         --------     --------
                                                                         $ 10,940     $  3,455
                                                                         ========     ========
Income Statement:
Acquisition, restructuring and other charges:
  Restructuring........................................................  $ 12,995     $    219
  Acquisitions.........................................................     9,801        4,612
  In-process research and development..................................    14,993        2,578
                                                                         --------     --------
                                                                         $ 37,789     $  7,409
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

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

     The following is an analysis of the significant components of the fiscal 1996 restructuring and other charges and 1996 activity (in thousands):

                                                  TOTAL                     CASH PAID
                                            RESTRUCTURING AND    NON-CASH   IN FISCAL     ACCRUED AS OF
                                           NON-RECURRING COSTS    COSTS       1996      SEPTEMBER 30, 1996
                                           -------------------   --------   ---------   ------------------
Reduction of non-core product lines......        $ 2,754          $2,754      $  --           $   --
Discontinuance and consolidation of
  offices................................          1,420              --         --            1,420
Severance costs..........................          6,513              --        550            5,963
Write-off property and equipment and
  other charges..........................          2,308           1,240        413              655
                                                 -------          ------      -----           ------
          Total..........................        $12,995          $3,994      $ 963           $8,038
                                                 =======          ======      =====           ======

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

NOTE 5. INCOME TAXES

     The components of the provision (benefit) for income taxes for the fiscal years ended September 30, 1996, 1995 and 1994, respectively, are as follows (in thousands):

                                                              FEDERAL   STATE    TOTAL
                                                              -------   -----   -------
        1996:
          Current...........................................  $   201   $   0   $   201
          Deferred..........................................      605       0       605
                                                              -------   -----   -------
                  Total.....................................  $   806   $   0   $   806
                                                              =======   =====   =======
        1995:
          Current...........................................  $ 2,330   $ 179   $ 2,509
          Deferred..........................................   (2,021)   (157)   (2,178)
                                                              -------   -----   -------
                  Total.....................................  $   309   $  22   $   331
                                                              =======   =====   =======
        1994:
          Current...........................................  $(5,984)  $   2   $(5,982)
          Deferred..........................................       --      --        --
                                                              -------   -----   -------
                  Total.....................................  $(5,984)  $   2   $(5,982)
                                                              =======   =====   =======

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

     The actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) computed by applying the effective Federal income tax rate of 34% to income (loss) before income taxes as follows (in thousands):

                                                                 YEAR ENDED SEPTEMBER 30,
                                                               ----------------------------
                                                                 1996      1995      1994
                                                               --------   -------   -------
    Expected income tax expense (benefit)....................  $(25,212)  $ 3,938   $(3,606)
    Change in valuation allowance............................    20,294       483     2,853
    State income taxes, net of Federal income tax benefit....    (2,393)       14        --
    Net (income) loss on foreign subsidiary..................     3,005      (608)    1,510
    Net income of Subchapter S subsidiary....................    (3,300)   (3,014)   (6,444)
    Tax exempt income benefit................................      (106)     (339)     (250)
    Alternative minimum tax and other tax credits............       300      (257)       --
    Acquisition costs........................................     9,916        --        --
    Other....................................................    (1,698)      114       (45)
                                                               --------   -------   -------
                                                               $    806   $   331   $(5,982)
                                                               ========   =======   =======

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

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

     Under FAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets (liabilities) consist of the following (in thousands):

                                                               YEAR ENDED SEPTEMBER 30,
                                                           --------------------------------
                                                             1996        1995        1994
                                                           --------     -------     -------
    Accrued restructuring charges........................  $  2,222     $   311     $   684
    Software development costs recognized as incurred for
      tax purposes.......................................      (223)         12        (401)
    State taxes..........................................     2,393           7         486
    Allowance for sales returns..........................     1,819         837         669
    Depreciation.........................................       834         825         563
    Allowance for doubtful accounts and other reserves...     3,111         997         879
    Acquisition costs....................................        --       1,591          --
    Tax net operating losses.............................    17,265          --          --
    Other, net...........................................      (782)        934         (27)
    Deferred tax assets, valuation allowance.............   (26,639)     (3,336)     (2,853)
                                                           --------     -------     -------
      Total net deferred tax assets......................  $     --     $ 2,178     $    --
                                                           ========     =======     =======

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

     1996 Acquisition Stock Incentive Plan -- Under the terms of the 1996 Acquisition Stock Incentive Plan, options may not exceed 10 years in length. All grants under this plan must be non-qualified stock options. These options may not be granted at less than 85% of fair market value at the time the option is granted, unless utilized in exchange for options previously issued by a combining company in conjunction with a

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

pooling transaction. During fiscal 1996, the Company granted 105,610 stock options at exercise prices between $0.00 and $7.75 per share, 297,600 stock options at an exercise price of $8.81 per share, 665,000 stock options at an exercise price of $13.63 per share, and 67,715 stock options at exercise prices between $13.94 and $35.50 per share. During fiscal 1996, 64,036 options were exercised and 164,037 options were cancelled. At September 30, 1996, 1,117,844 options were outstanding and 68,154 options were exercisable under the 1996 Acquisition Stock Incentive Plan.

     1990 Stock Plan -- Under the terms of the 1990 Stock Plan, options may not exceed 10 years in length. Incentive stock options are granted at 100% of fair market value. Non-qualified stock options may not be granted at less than 85% of fair market value. Options outstanding under the 1990 Stock Plan are exercisable in varying increments commencing one year after date of grant and expire five to ten years from date of grant or upon earlier termination. During fiscal 1996, the Company granted 769,500 stock options at exercise prices between $5.00 and $10.00, 353,500 stock options at exercise prices between $10.01 and $15.00, 756,641 stock options at exercise prices between $15.01 and $20.00, and 181,946 stock options at exercise prices between $20.01 and $34.63. During fiscal 1995, the Company granted 522,772 stock options at exercise prices between $2.50 and $5.00 per share, 40,000 stock options at exercise prices between $5.01 and $10.37 per share, and 1,639,583 stock options at exercise prices between $10.38 and $17.50 per share. During fiscal 1994, the Company granted 10,000 stock options at an exercise price of $2.50, 485,700 stock options at an exercise price of $2.00 per share and 503,600 stock options at an exercise price of $2.25 per share.

     During fiscal 1996, 516,767 options were exercised and 738,207 options were cancelled. During fiscal 1995, 205,650 options were exercised and 268,550 options were cancelled. During fiscal 1994, 7,501 options were exercised and 481,399 options were cancelled. At September 30, 1996, 4,828,037 options were outstanding and 1,077,431 options were exercisable under the 1990 Stock Plan.

     1990 Directors' Stock Option Plan -- Under the terms of the 1990 Directors' Stock Option Plan, options are exercisable in varying increments and expire within five years or upon earlier directorship termination. During fiscal 1996, 52,500 stock options were granted at exercise prices between $8.00 and $16.50 per share, zero options were exercised, and zero options were cancelled. During fiscal 1995, 15,000 stock options were granted at an exercise price of $4.00 per share, 52,500 options were exercised, and no options were cancelled. During fiscal 1994, 30,000 options were granted at an exercise price of $2.625 per share and 15,000 options were granted at an exercise price of $2.25 per share. During fiscal 1994, 2,500 options were exercised and no options were cancelled. At September 30, 1996, 102,500 options were outstanding under the 1990 Directors' Stock Option Plan and 50,000 options were exercisable.

     1989 Non-Qualified Stock Plan -- In October 1989, the Company adopted its 1989 Non-Qualified Stock Plan pursuant to which options were granted at prices determined by the Board of Directors. The options were exercisable in varying increments and expire five years from date of grant or upon earlier termination of employment. No additional options may be granted under this plan. A total of 385,000 option shares at an option price of $0.10 per share have been granted pursuant to the plan, all of which were granted in October 1989. During fiscal 1995, 93,125 options were exercised and no options were cancelled. During fiscal 1994, 20,250 options were exercised and no options were cancelled. At September 30, 1995, no options were outstanding and exercisable under the 1989 Non-Qualified Stock Plan and accordingly, the plan was terminated.

     To the extent the Company derives a tax benefit from options exercised by employees, such benefit is credited to paid-in capital when realized on the Company's income tax return. Tax benefits realized totaling $0, $59,000 and $16,000 were credited to additional paid-in capital in fiscal 1996, 1995 and 1994, respectively.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

     A summary of all stock option and warrant activity in the three-year period ended September 30, 1996 is as follows:

                                                                  SHARES         OPTION RANGE
                                                                 ---------     -----------------
    Outstanding at September 30, 1993..........................  1,302,200      $0.10    -  $17.50
      Options granted..........................................  1,044,300       2.00    -    2.63
      Options exercised........................................    (30,251)      0.10    -    3.56
      Options cancelled........................................   (481,399)      0.62    -   17.50
                                                                 ---------
    Outstanding at September 30, 1994..........................  1,834,850      $0.10    -  $17.50
      Options granted..........................................  2,217,355       2.50    -   17.50
      Options exercised........................................   (351,275)      0.10    -   17.50
      Options cancelled........................................   (268,550)      2.00    -   17.50
                                                                 ---------
    Outstanding at September 30, 1995..........................  3,432,380      $2.00    -  $17.50
      Options granted..........................................  4,099,048       0.00    -   35.50
      Options exercised........................................   (580,803)      6.25    -   39.00
      Options cancelled........................................   (902,244)      0.25    -   27.50
                                                                 ---------
    Outstanding at September 30, 1996..........................  6,048,381      $0.25    -  $34.63
                                                                 =========      =====       ======

NOTE 7. COMMITMENTS

     The Company leases facilities under operating leases that expire through fiscal 2016. Rental expense for the years ended September 30, 1996, 1995 and 1994 amounted to approximately $4,367,000, $3,076,000, and $3,468,000 respectively.

     Minimum annual rental payments under these leases are as follows (in thousands):

     Year ending September 30:

            1997.......................................................  $ 2,421
            1998.......................................................    2,367
            1999.......................................................    2,257
            2000.......................................................    1,954
            2001.......................................................      408
            Thereafter.................................................    4,643
                                                                         -------
                      Total............................................  $14,050
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

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

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

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

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

     On or about September 3, 1996, a class action lawsuit, Marjorie Williams, et al. v. Quarterdeck Corporation, was filed in the Circuit Court of the Eighth Judicial Circuit, Alachua County, Florida (Case No. 96-3041), by Marjorie William's and Penelope Claire Satterwhite on behalf of all licensees of MagnaRAM2 residing in the United States. The complaint alleged that MagnaRaAM2 fails to significantly increase Random Access Memory or otherwise help Windows 95 and Windows 3.x users. Plaintiffs asserted the following causes of action: breach of express contract; breach of implied contract; breach of express warranties; breach of implied warranty of merchantability; breach of implied warranty of fitness for particular purpose; fraudulent misrepresentation; negligence; and gross negligence. Plaintiffs sought compensatory damages in an unspecified amount, injunctive relief, and attorney fees and costs.

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

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

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

     Geographic information is as follows (in thousands):

                                                            YEAR ENDED SEPTEMBER 30,
                                                          -----------------------------
                                                            1996       1995      1994
                                                          --------   --------   -------
        Net revenues:
          United States.................................  $109,200   $ 98,591   $75,425
          Europe........................................    18,700     13,809     5,833
          Other.........................................     5,200      5,206     3,457
                                                          --------   --------   -------
                                                          $133,100   $117,606   $84,715
                                                          ========   ========   =======

     Net revenues from all foreign locations are attributable to export shipments from the Company's United States operations of $1,486,000, $4,968,000 and $3,184,000, respectively, and $22,414,000, $14,047,000, and $6,106,000, respectively of shipments from the Company's European operations based in Ireland during fiscal 1996, 1995 and 1994.

        Operating income (loss):
          United States.................................  $(65,444)  $ 7,342   $ (7,589)
          Europe........................................    (8,642)    2,357     (4,112)
                                                          --------   -------   --------
                                                          $(74,086)  $ 9,699   $(11,701)
                                                          ========   =======   ========
        Identifiable assets:
          United States.................................  $ 73,184   $71,130   $ 60,215
          Europe........................................     3,597     5,569      2,256
                                                          --------   -------   --------
                                                          $ 76,781   $76,699   $ 62,471
                                                          ========   =======   ========

NOTE 12. CONVERTIBLE NOTES

     On March 28, 1996, the Company issued $25,000,000 principal amount of 6% Convertible Senior Subordinated Notes, due 2001 ("Notes"), to an institutional investor in a private placement pursuant to the terms of a Note Agreement, dated March 1, 1996. The Notes are convertible generally after April 1, 1997, at an initial conversion price of $21.18 per share. The conversion price is adjustable for certain below market equity issuances and the Notes contain other customary anti-dilution provisions. Subject to complying with other certain terms, the Notes may be prepaid without penalty, subject to conversion, anytime between April 1997 and April 1999 if the Company's Common Stock had been trading, for 20 of the 30 trading days preceding notice of prepayment, approximately 18% above the then current conversion price.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

NOTE 13. NOTES PAYABLE TO BANKS

     Notes payable to banks at September 30, 1996 was comprised of:

                Revolving credit facility........................  $3,550,000
                Building loan....................................   2,000,000
                Secured construction financing...................   2,730,000
                                                                   ----------
                                                                   $8,280,000
                                                                   ==========

     As of September 30, 1996, the maximum borrowing the Company was eligible for under this line was approximately $4,100,000. The line is secured by the Company's domestic accounts receivable and inventory. The current term of the line of credit matures June 30, 1997. The line can be used for general corporate purposes, including investments and acquisitions, and bears interest, at the bank's reference (prime) interest rate plus 0.50%. The line is subject to the Company complying with certain customary financial covenants and restrictions, including a compensating balance of $3,000,000, the prohibition of the payment of dividends, other than those payable solely in capital stock, and a prohibition of any stock repurchase activity.

     In April 1996, the Company borrowed $2,000,000 from a bank to partially finance the completion of the building in Columbia, Missouri. The loan is secured by Datastorm's equipment and bears interest, at a rate of 4.5% per annum. The rate was subsidized, in part, by the State of Missouri in exchange for certain local employment targets. As part of the Company's restructuring, the Company has revised downward the personnel complement at this location. This loan will not be renewed upon maturity. The Company has agreed with the bank to repay $750,000 between January 1997 and March 1997, and to repay the remainder by April 7, 1997.

     On August 6, 1996, the Company's Datastorm subsidiary secured construction financing from a bank of up to $5,000,000 with an interest rate equal to the bank's commercial base rate, currently 8.25%, secured by the Columbia, Missouri building and guaranteed by the Company. The principal amount plus any unpaid interest is due February 7, 1997.

     On December 19, 1996, the Company's revolving credit facility with Bank of America was amended, and the bank waived the Company's non-compliance with certain financial covenants therein for the quarter ended September 30, 1996. The Company may borrow the lesser of 65% of Eligible Accounts Receivable or $15,000,000.

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

NOTE 15. CONVERTIBLE PREFERRED STOCK

     On September 30, 1996, the Company issued 200,000 shares of Series B Convertible Preferred Stock, stated value $100 per share (the "Series B Preferred Stock"), and a warrant (the "Warrant") to acquire shares of Common Stock of the Company for $20,000,000 in cash. The securities were issued to an

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

institutional investor in an overseas offering pursuant to Regulation S of the Securities Act of 1933, as amended.

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

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1996, 1995 AND 1994

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

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEAR ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                            BALANCE     ADDITIONS
                                                              AT         CHARGED                     BALANCE
                                                           BEGINNING       TO                        AT END
SEPTEMBER 30,                     ITEM                    OF THE YEAR   EXPENSES    DEDUCTIONS     OF THE YEAR
-------------   ----------------------------------------  -----------   ---------   ----------     -----------
     1996       Allowance for doubtful accounts.........    $   870      $ 1,903     $   (741)(1)    $ 2,032
     1995       Allowance for doubtful accounts.........        803          333         (266)(1)        870
     1994       Allowance for doubtful accounts.........        724          265         (186)(1)        803
     1996       Inventory obsolescence reserve..........        676        3,914         (612)         3,978
     1995       Inventory obsolescence reserve..........      1,086          119         (529)           676
     1994       Inventory obsolescence reserve..........        633          453           --          1,086
     1996       Sales returns and marketing development
                  fund reserve..........................      4,331       43,562      (36,906)(2)     10,987
     1995       Sales returns and marketing development
                  fund reserve..........................      2,823        8,205       (6,697)(2)      4,331
     1994       Sales returns and marketing development
                  fund reserve..........................      3,941        7,510       (8,628)(2)      2,823

---------------

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

                                  EXHIBIT INDEX

                                                                                    SEQUENTIAL
EXHIBIT                                DESCRIPTION                                  PAGE NUMBER
-------                                -----------                                  -----------

23.1          Consent of KPMG Peat Marwick LLP, independent certified accountants.

23.2          Consent of Arthur Andersen LLP, independent certified accountants.
