Form 10-Q
period 1997-06-30
QUARTERDECK CORP
filed 1997-08-14
CIK 707668

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             -----------------------

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

         The number of shares of the Registrant's common stock, $.001 par value, outstanding as of July 31, 1997 was 40,125,448.


================================================================================

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                  June 30, 1997

                                      INDEX

                                                                             PAGE NO.
                                                                             --------
                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets as of June 30, 1997
           (unaudited) and September 30, 1996                                   3

         Consolidated Unaudited Condensed Statements of Operations for
          the three and nine months ended June 30, 1997 and 1996                4

         Consolidated Unaudited Condensed Statements of Cash Flows
          for the nine months ended June 30, 1997 and 1996                      5

         Notes to Consolidated Unaudited Condensed Financial Statements         6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       11

                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                     19

ITEM 2.  CHANGES IN SECURITIES                                                 19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      20

SIGNATURES                                                                     21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Amounts in thousands)



                                    ASSETS
                                                                   June 30,               September 30,
                                                                     1997                     1996
                                                                 -----------              -------------
                                                                 (Unaudited)
Current assets:
      Cash and cash equivalents                                     $10,883                  $25,554
      Trade accounts receivable, net                                  9,411                    9,265
      Inventories                                                     1,953                    2,151
      Other current assets                                            5,191                    5,594
                                                                    -------                  -------

               Total current assets                                  27,438                   42,564

      Property, plant and equipment, net                             21,087                   21,252
      Capitalized software costs, net                                 2,543                    3,448
      Other assets                                                    4,940                    9,517
                                                                    -------                  -------

                                                                    $56,008                  $76,781
                                                                    =======                  =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Trade accounts payable                                        $ 4,497                  $10,685
      Notes payable to banks                                          5,480                    8,280
      Accrued liabilities                                            13,872                   17,232
      Accrued acquisition, restructuring and other charges            1,731                   10,940
      Current portion of long-term obligations                           16                      111
                                                                    -------                  -------
               Total current liabilities                             25,596                   47,248

      Convertible notes                                              25,000                   25,000
      Long-term obligations, less current portion                        67                      108
                                                                    -------                  -------
               Total liabilities                                     50,663                   72,356

Litigation (Note 7)
Stockholders' equity:
      Series B preferred stock (authorized: 2,000 shares; issued and
           outstanding: 150 shares, liquidation preference $15,000)  15,000                   20,000
      Common stock (authorized: 70,000 shares; issued
           and outstanding: 40,109 and 37,666 shares)                    40                       38
      Treasury stock                                                   (559)                    (559)
      Additional paid-in-capital                                     70,620                   64,819
      Retained earnings (accumulated deficit)                       (79,525)                 (79,766)
      Foreign currency translation adjustment                          (429)                    (468)
      Note receivable from directors for sale of stock                  (18)                     (18)
      Net unrealized gain (loss) on marketable securities               216                      379
                                                                    -------                  -------
                Total stockholders' equity                            5,345                    4,425
                                                                    -------                  -------
                                                                    $56,008                  $76,781
                                                                    =======                  =======

        The accompanying notes are an integral part of these consolidated unaudited condensed financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                Three Months Ended             Nine Months Ended
                                                      June 30,                      June 30,
                                                 1997             1996          1997           1996
                                                -----            -----         -----          -----
Net revenues                                  $21,056         $ 19,607       $68,538       $113,359
Cost of revenues                                5,153           12,519        17,505         38,331
                                              -------         --------       -------       --------

         Gross margin                          15,903            7,088        51,033         75,028
                                              -------         --------       -------       --------

Operating expenses:
         Research and development               3,760            5,410        11,480         15,951
         Sales and marketing                    7,169           18,993        23,015         52,496
         General and administrative             3,689           10,200        13,403         23,302
         Acquisition and restructuring           --              1,660          --            9,131
                                              -------         --------       -------       --------

         Total operating expenses              14,618           36,263        47,898        100,880
                                              -------         --------       -------       --------

Operating income                                1,285          (29,175)        3,135        (25,852)

Interest income (expense), net                   (498)            (130)       (1,491)           278
Other income (expense)                            266            1,435        (1,400)         1,485
                                              -------         --------       -------       --------

Income (loss) before income taxes               1,053          (27,870)          244        (24,089)
Provision (benefit) for income taxes             --             (4,553)            3         (3,938)
                                              -------         --------       -------       --------

Net income (loss)                             $ 1,053         $(23,317)      $   241       $(20,151)
                                              =======         ========       =======       ========


Net income (loss) per share                   $  0.02         $ (0.67)       $  0.01       $  (0.58)
                                              =======         ========       =======       ========

Shares used to compute net income
  (loss) per share                             47,130           35,047        47,644         34,921
                                              =======         ========       =======       ========


        The accompanying notes are an integral part of these consolidated unaudited condensed financial statements

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                                    Nine months ended
                                                                                         June 30,
                                                                                1997                  1996
                                                                              -------               --------
Cash flows from operating activities:
      Net income (loss)                                                        $   241              $(20,151)
      Adjustments to reconcile net income/(loss) to net
         cash used in operating activities:
      Depreciation and amortization of equipment and leasehold improvements      3,702                 4,410
      Amortization of capitalized software costs                                 1,385                 3,341
         Write-off of property and equipment                                       213                  --
         Elimination of duplicate net income from acquired entities               --                    (717)
         Realized gain on sale of marketable securities                           (231)               (1,435)
         Decrease in unrealized gain on marketable securities                     --                    (195)
      Changes in assets and liabilities:
         Trade accounts receivable                                                (146)                1,143
         Deferred tax asset                                                       --                  (1,658)
         Income tax receivable                                                    --                  (3,065)
         Inventories                                                               198                  (799)
         Other current assets                                                     (328)               (1,383)
         Other assets                                                            4,577                (3,136)
         Accounts payable                                                       (6,188)               (7,661)
         Accrued liabilities                                                    (2,860)                 (459)
         Income taxes payable                                                     (324)                 --
         Accrued acquisition, restructuring and other charges                   (9,130)                  (75)
         Foreign currency translation adjustment                                   (75)                  (43)
                                                                              --------              --------

               Net cash used in operating  activities                           (8,966)              (31,883)
                                                                              --------              --------

Cash flows from investing activities:
         Sales of marketable securities                                            820                34,285
         Loan to related party for Note receivable - Building                     --                    --
         Capital expenditures                                                   (3,814)              (16,113)
         Capitalized software costs                                               (480)               (3,169)
         Cash acquired in acquisitions                                            --                   5,094
                                                                              --------              --------
                  Net cash provided by (used in) investing activities           (3,474)               20,097
                                                                              --------              --------

Cash flows from financing activities:
         Proceeds from issuance of Convertible Notes                              --                  25,000
         Principal debt repayments                                              (4,494)                 (238)
         Proceeds from bank borrowing                                            1,582                 2,000
         Dividends to shareholders of acquired entity                             --                  (7,307)
         Net proceeds from issuance of common stock                                681                 4,182
                                                                              --------              --------
               Net cash provided by (used in) financing activities              (2,231)               23,637
                                                                              --------              --------

               Net increase (decrease) in cash and cash equivalents            (14,671)               11,851

               Cash and cash equivalents at beginning of period                 25,554                 5,384
                                                                              --------              --------

               Cash and cash equivalents at end of period                     $ 10,883              $ 17,235
                                                                              ========              ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
               Interest                                                       $  1,671              $     63
               Income taxes                                                   $     50              $  2,340
                                                                              --------              --------

Non-cash transaction:
         Tax benefits arising from exercise of non-qualified
            stock options and warrants                                        $   --                $  1,100
                                                                              --------              --------

        The accompanying notes are an integral part of these consolidated unaudited condensed financial statements

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Quarterdeck Corporation are unaudited (except for the Balance Sheet as of September 30, 1996) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in Quarterdeck's Annual Report on Form 10-K, for the fiscal year ended September 30, 1996. In the opinion of management, the accompanying consolidated unaudited financial statements include all adjustments which are necessary for a fair presentation. The results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of results to be expected for the full fiscal year.

2.       GENERAL

         Quarterdeck Corporation develops, markets, and supports software that enhances the performance, user productivity, and cost-effectiveness of personal computing in standalone and networked environments. The Company provides its software solutions to individual, business, and government/education users through retail distribution, resellers, direct marketing operations and Internet downloads. Its worldwide headquarters are in Marina del Rey, California, with Dublin, Ireland serving as its European headquarters.

         The Company was incorporated in California in 1982 as Quarterdeck Office Systems, Inc. In June 1991, the Company changed its state of incorporation from California to Delaware. In February 1995, the Company changed its name to Quarterdeck Corporation. The Company's principal offices are located at 13160 Mindanao Way, Marina del Rey, California, 90292; its telephone number is (310) 309-3700. Quarterdeck's Internet home page is located on the World Wide Web at http://www.quarterdeck.com/. Unless the context otherwise indicates, the "Company" and "Quarterdeck" refer to Quarterdeck Corporation, its predecessor and its subsidiaries.

3.       BALANCE SHEET INFORMATION

                                                                                  JUNE 30,       SEPTEMBER 30,
                                                                                    1997             1996
                                                                                  --------       -------------
                                                                                       (IN THOUSANDS)
     Trade accounts receivable:
       Receivables..........................................................      $ 19,555         $ 22,284
       Less:  allowance for doubtful accounts...............................        (2,125)          (2,032)
       Less:  allowance for sales returns...................................        (3,849)          (7,213)
       Less:  allowance for market development funds........................        (4,170)          (3,774)
                                                                                  --------         --------
                                                                                  $  9,411         $  9,265
                                                                                  ========         ========

     Other current assets:
       Prepaid royalties....................................................      $    800         $    901
       Income tax receivable................................................         1,736            2,825
       Other prepaid expenses...............................................           914            1,150
       Notes receivable.....................................................            51                1
       Advances to employees................................................            20               26
       Marketable securities................................................         1,080               --
       Other................................................................           590              691
                                                                                  --------         --------
                                                                                  $  5,191         $  5,594
                                                                                  ========         ========

     Equipment and leasehold improvements:
       Building (C.I.P.)  ..................................................      $ 12,954         $ 11,069
       Computer equipment...................................................        13,462           12,748
       Office furniture and equipment.......................................         9,596            9,910
       Office furniture and equipment under capital leases..................           138              252
       Leasehold improvements...............................................         1,507            1,586
                                                                                  --------         --------
                                                                                    37,657           35,565

       Less:  accumulated depreciation and amortization.....................       (16,570)         (14,313)
                                                                                  --------         --------
                                                                                  $ 21,087         $ 21,252
                                                                                  ========         ========

     Capitalized software costs:
       Capitalized software costs...........................................      $  5,999         $  5,607
       Less:  accumulated amortization......................................        (3,456)          (2,159)
                                                                                  --------         --------
                                                                                  $  2,543         $  3,448
                                                                                  ========         ========
     Other assets:
       Marketable securities................................................      $     --         $    968
       Other investments....................................................         1,257            3,788
       Notes receivable from employee ......................................            --               13
       Intangible assets acquired, net......................................         2,810            3,125
       Other................................................................           873            1,623
                                                                                  --------         --------
                                                                                  $  4,940         $  9,517
                                                                                  ========         ========
     Accrued expenses:
       Accrued expenses, general............................................      $ 10,211         $ 15,084
       Accrued royalties....................................................         2,163              688
       Accrued vacation.....................................................         1,498            1,460
                                                                                  --------         --------
                                                                                  $ 13,872         $ 17,232
                                                                                  ========         ========
     Accrued acquisition, restructuring and other charges:
       Acquisition - pooling transactions...................................      $    916         $  2,345
       Acquisition - purchase transactions..................................           108              315
       Restructuring........................................................           707            8,280
                                                                                  --------         --------
                                                                                  $  1,731         $ 10,940
                                                                                  ========         ========

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
STATEMENT OF OPERATIONS                                 JUNE 30,                      JUNE 30,
     SUPPLEMENTAL DATA                           1997             1996          1997         1996
                                                 ----             ----          ------       ----
     Acquisition, restructuring
       and other charges:
         Restructuring                          $  --           $   (7)         $  --       $  442
         Acquisition                               --            1,667             --       $8,689
         In-process R&D                            --               --             --           --
                                                -----           ------          -----       ------
                                                $  --           $1,660          $  --       $9,131
                                                =====           ======          =====       ======


4.       CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity to the Company of three months or less to be cash equivalents. Cash and cash equivalents at June 30, 1997 amounted to $10,883,000.


5.       COMPUTATION OF NET  INCOME PER SHARE

         The net income (loss) per share for the three and nine month periods ended June 30, 1997 and 1996 have been computed using the weighted average number of common shares and also includes common stock equivalents unless their inclusion would be anti-dilutive. The shares outstanding for each period are summarized below:

                                                Three months ended                Nine months ended
                                                     June 30,                           June 30,
                                              1997              1996            1997               1996
                                              ----             -----            ----              -----
Weighted average common
  stock outstanding during period             40,083            35,047         39,904            34,921

Common stock equivalents:
      Limbex purchase transaction              1,422                --          1,422                --

     Convertible Series B Preferred
     Stock                                     5,513                --          5,513                --

     Stock options outstanding                   112                --            805                --
                                              ------            ------         ------            ------

Shares used in primary net income
   per share calculation                      47,130            35,047         47,644            34,921
                                              ======            ======         ======            ======

         During the three months ended June 30, 1997, 50,000 shares of Series B Preferred Stock were converted into approximately 1,910,000 shares of common stock which have been included in the weighted average number of common shares outstanding. See Part II, Item 2 "Changes in Securities" for a further discussion of this transaction.

         For the three and nine months ended June 30, 1997, shares used to compute net income per share include certain outstanding stock options, the dilutive effect of the 150,000 outstanding shares of Series B Preferred Stock which may be converted into approximately 5,513,000 shares of common stock, based upon the conversion rate as of June 30, 1997, and approximately 1,422,000 shares of common stock to be issued in August 1997 in conjunction with the acquisition of Limbex Corporation. The shares will be valued, and the exact number of shares to be issued will be determined, at the time of issuance.

         For the three and nine months ended June 30, 1996, common stock equivalents and other securities have not been included as their effect would be anti-dilutive.

       6.        RESTRUCTURING CHARGES


         During fiscal 1996, Quarterdeck implemented a comprehensive, corporate-wide restructuring plan. As a result of the plan, the Company recorded a restructuring charge and reduced its workforce by approximately 40%, eliminating in excess of 500 positions. As part of the restructuring, Quarterdeck has centralized operations and eliminated many duplicate functions that resulted from a series of acquisitions during fiscal 1996 and 1995. This restructuring has also focused the Company in the utilities and communications software categories. Quarterdeck is currently attempting to evolve its core utilities and communication product lines into a set of products designed to enhance user performance, simplify system management and reduce the ongoing cost of ownership for networked personal computing. As part of this effort, the Company has made and may continue to make strategic acquisitions and divestitures. In connection with the implementation of these strategic transactions and the restructuring generally, Quarterdeck may take additional charges and write-downs which could have a material adverse effect on the Company's financial results.

         The following is an analysis of the significant components of the fiscal 1996 restructuring and other charges and activity during the quarter ended June 30, 1997 (in thousands):

                                                                        ACTIVITY
                                                          ----------------------------------------
                                   Restructuring and      Non-Cash      Cash Paid     Reallocation   Accrued as
                                     Non-recurring          Costs       in Fiscal          of        of June 30,
                                    Costs Accrued at                      1997           accrual        1997
                                   September 30, 1996
                                   -------------------    --------      ---------     ------------   -----------
Discontinuance and                      $1,420              $ --       $  (745)          $(185)         $490
consolidation of offices
Severance costs/other charges            5,963                (75)      (6,254)            477           111

Write-off of property and                  655               (299)        --              (292)           64
equipment
                                        ------              -----      -------           -----          ----

             Total                      $8,038              $(374)     $(6,999)          $   0          $665
                                        ======              =====      =======           =====          ====


         Quarterdeck currently expects the restructuring accrual to be utilized, primarily through cash disbursements, by the end of calendar year 1997. The Company anticipates the cash effect of such disbursements to be of declining significance throughout the remainder of the 1997 calendar year. Funding for these disbursements is expected to come from the Company's working capital.

7.       LEGAL PROCEEDINGS

         Shareholder complaints were filed in November and December 1996 and January 1997 in the Superior Court of the State of California, County of Los Angeles, against the Company and one former and one current officer of Quarterdeck alleging, among other things, violations of certain provisions of California securities laws relating to statements made about Quarterdeck. A shareholder complaint was filed in June 1997 in the United States District Court for the Central District of California against the Company and one former and one current officer of Quarterdeck alleging, among other things, violations of certain provisions of federal securities laws relating to statements made about Quarterdeck. The suits are purportedly brought on behalf of all persons who purchased the Company's common stock during the period January 26, 1996 through June 13, 1996 and seek damages in an unspecified amount and other relief. To date Quarterdeck has not filed a response to the complaints. Due to the early stage of the litigation and the uncertainty inherent in litigation, management is unable to estimate the impact on the Company's results of operations, financial condition, or liquidity, if any. Accordingly, no provision for any liability that may result from these suits has been made in Quarterdeck's consolidated financial statements (other than with respect to the $250,000 deductible under the Company's directors and officers insurance policy which has been utilized for costs relating to the defense). However, no assurances can be given that the ultimate disposition of these cases will not have a material adverse effect on Quarterdeck's results of operations and financial condition or liquidity.

         In March 1997, a purported class action lawsuit brought on behalf of all licensees of MagnaRAM2 residing in the United States, Jack Abbott, et al. v. Quarterdeck Corporation, Case No. 00709198, was filed in the Superior Court of the State of California, County of San Diego. The complaint alleges, among other things, that MagnaRAM2 fails to significantly increase Random Access Memory or otherwise help Windows 95 and Windows 3.x users. The plaintiffs seek compensatory damages and punitive damages in unspecified amounts, injunctive relief, and attorney fees and costs. Due to the early stage of the litigation and the uncertainty inherent in litigation, management is unable to estimate the impact on Quarterdeck's results of operations, financial condition, or liquidity, if any.

         Quarterdeck is a defendant in various other pending claims and lawsuits. Management believes that the disposition of such matters will not have a material adverse impact on the results of operations or financial position of the Company.

8.       SUBSEQUENT EVENT

         On August 12, 1997, the Company consummated the acquisition of certain assets of TOC Holding Company, formerly known as TuneUp.com, Inc., for an aggregate purchase price of $250,000. Quarterdeck had managed the assets of TuneUp.com under a management agreement from May 9, 1997 until the consummation of the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other information, including information set forth in the Company's 10-K for the fiscal year ended September 30, 1996, and all other recent filings Quarterdeck has made with the Securities and Exchange Commission, before making an investment decision with respect to the Company's stock.

         In addition to an analysis of recent and historical financial results, this Form 10-Q includes a discussion of certain of Quarterdeck's business risks, including risks which are inherent to software development as well as specific trends and uncertainties relating to the competitive environment in which the Company operates. Quarterdeck has sought to identify and disclose the significant risks to its business. However, the Company cannot predict where or to what extent any of such risks may be realized nor can there be any assurance that Quarterdeck has identified all possible issues which the Company faces now or may face in the future. In particular, Quarterdeck has completed a number of acquisitions over the past two years and made investments in certain companies and is in the process of restructuring its operations to eliminate redundancies and divest certain non-core assets in an attempt to maximize the benefit of such acquisitions (see trends and uncertainties for further discussion). There can be no guarantee that the restructuring or such divestitures will ultimately be beneficial.

         This Form 10-Q contains forward-looking statements which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Within this Form 10-Q, words such as "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies, sell-through of products in the sales channel, successful integration of acquisitions and divestitures of non-core assets, the ability to secure additional sources of financing, the ability to reduce operating expenses and other factors described throughout this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. The actual results that Quarterdeck achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

RESULTS OF OPERATIONS

         Net Revenues: Net revenues during the three months ended June 30, 1997 primarily consist of revenues from sales of core products, especially Cleansweep and Procomm, the new release of QEMM 9.0, the license of the HiJaak product line, and international releases of Procomm 4.5, Webcompass 2.0 and the Italian version of Cleansweep 3.0. Net revenues for the three months ended June 30, 1997 increased by $1,449,000 or 7.4% while net revenues for the nine months ended June 30, 1997 decreased by $44,821,000 or 39.5% in relation to the comparative periods of the prior year. The increase in net revenues for the three month period primarily resulted from a decrease in the returns provision during the three months ended June 30, 1997 as compared to that recorded during the three months ended June 30, 1996. The higher returns provision in the prior year resulted primarily from a decline in sell-through of memory management and communication products which resulted in higher channel inventory and necessitated the recording of higher returns reserves for the three months ended June 30, 1996. Also contributing to the net revenue increase was a non-refundable royalty advance relating to the exclusive licensing of Quarterdeck's HiJaak product line to a third party. The net revenue increase was offset by a significant reduction of direct marketing revenues which was primarily caused by the reduced flow of product releases and upgrades during the quarter. The nine month decrease versus the prior year primarily relates to a significant restructuring of the Company's business at the end of fiscal 1996 and a reduction in revenue from certain memory management products including QEMM and MagnaRAM and certain other communication, internet and utility products including Procomm, WebTalk and HiJaak. Most notably, version 3.0 of Procomm was released in the March 1996 quarter and had large initial shipments into the retail channel which have not continued at that level.

         A significant portion of Quarterdeck's US retail sales are concentrated in CompUSA, Best Buy, Computer City, Office Depot and Egghead.

Although Quarterdeck has broadened its distribution through mass merchandisers and discount and club stores such as WalMart, Price-Costco and Sam's Club, store closures and/or restructurings by the major retail chains could have a material adverse effect on the Company's future revenues.

         Domestic net revenue increased by $1,668,000 or 10.6% for the three months ended June 30, 1997 while net revenues from European and other international distributors, dealers and end-users outside of the United States ("international revenue") for the three months ended June 30, 1997 decreased by $219,000 or 5.6% versus the comparative prior year period. International revenue as a percentage of net revenues for the three months ended June 30, 1997 decreased to 17.6% as compared to 20.0% for the comparative prior year period.

         Cost of Revenues: The Company's cost of revenues includes product packaging, documentation and media, manufacturing expenses, amortization of capitalized software costs, technical support and production costs as well as translation costs and royalties paid to third parties. Cost of revenues as a percentage of net revenue for the three months ended June 30, 1997 decreased to 24.5% while cost of revenue as a percentage of net revenue for the nine months ended June 30, 1997 decreased to 25.5% as compared to 63.8% and 33.8% for the comparative prior year periods. The reduced cost percentage during the three and nine month periods are primarily due to an increased proportion of corporate licensing revenues, the shift toward lower-cost CD-ROM versus diskette versions of Quarterdeck's core products, further consolidation and centralization of the production and purchasing functions which have enabled the Company to leverage volume pricing agreements and improved inventory management.

         Quarterdeck did not capitalize any internal software development costs during the reported periods in 1997 and 1996. However, third party software development and purchased software costs are generally capitalized and amortized over one to three year periods, commencing upon initial product release. Amortization of capitalized software costs of $303,000 and $1,385,000 for the three and nine months ended June 30, 1997, respectively, decreased by $733,000 and $1,476,000 in relation to the comparative periods of the prior fiscal year. The decrease in amortization expense for the three and nine month period ended June 30, 1997 as compared to the prior fiscal year primarily relates to a decrease in the amount of software costs incurred and capitalized for particular software products and their respective release dates.

         Future cost of revenues as a percentage of net revenues will depend primarily on total sales, the mix of sales by product, domestic versus international, and by single unit versus multiple license packages and the proportion of revenues provided by corporate licensing.

         Research and Development: Research and development expenses consist primarily of salaries, benefits and consulting fees to support product development, including product testing and documentation. Research and development expense as a percentage of net revenue for the three months ended June 30, 1997 decreased to 17.9% (while decreasing by $1,650,000 or 30.5%) while research and development expense as a percentage of net revenue for the nine months ended June 30, 1997 increased to 16.7% (while decreasing by $4,471,000 or 28.0%) as compared to 27.6% and 14.1%, respectively, for the comparative prior year periods. The decrease in research and development expenses for the three and nine month periods are primarily due to reduced research and development staffing levels relating primarily to the HiJaak, Webcompass, and Procomm product lines, a simplified management structure and benefits from acquisition integration. However, the overall decrease in expenses for this period was partially offset by approximately $500,000 of product development and related expenses which were incurred as a result of the Company assuming the management of TuneUp.com. The percentage increase for the nine month period is primarily due to the revenue reduction as compared to the comparative period in the prior year.

         Capitalized software for the three months ended June 30, 1997 of $338,000 decreased by $1,779,000 or 84.0% while capitalized software for the nine months ended June 30, 1997 of $480,000 decreased by $3,191,000 or 86.9% in relation to the comparative periods of the prior year. See Cost of Revenues for further discussion.

         Sales and Marketing: Sales and marketing expenses consist of salaries and commissions and related costs of sales and marketing and customer service personnel as well as advertising, trade show and promotional expenses. Sales and marketing expense as a percentage of net revenue for the three months ended June 30, 1997 decreased to 34.0% (decreasing by $11,824,000 or 62.3%) while sales and marketing expense as a percentage of net revenues for the nine months ended June 30, 1997 decreased to 33.6% (decreasing by $29,481,000 or 56.2%) as compared to 96.9% and 46.3% for the comparative prior year periods. This decline in expenses is primarily attributable to a reduction in the number of new product releases during the period and Quarterdeck's efforts to bring variable spending in line with the underlying sell-through of the Company's products.

         General and Administrative: General and administrative expense consists of salaries and related costs of support departments, overhead and facilities. General and administrative expense as a percentage of net revenue for the three months ended June 30, 1997 decreased to 17.5% (decreasing by $6,511,000 or 63.8%) while general and administrative expense as a percentage of net revenues for the nine months ended June 30, 1997 decreased to 19.6% (decreasing by $9,899,000 or 42.5%) as compared to 52.0% and 20.6% for the comparative prior year periods. During the three months ended June 30, 1997, Quarterdeck closed three US facilities and is continuing to explore additional actions to further reduce general and administrative expenses as a percentage of revenue, including further facilities consolidation and the sale or lease of the Columbia, Missouri facility.

         Acquisition and Other Charges: There were no acquisition and other charges incurred for the three and nine months ended June 30, 1997. The Company incurred acquisition charges of $1,667,000 and $8,689,000, respectively, for the three and nine months ended June 30, 1996 primarily for costs incurred in connection with the acquisitions of Inset Systems, Inc., Datastorm Technologies, Inc, and FutureLabs, Inc. These expenses included fees for financial advisory, legal and accounting services, personnel severance and benefits, and other related expenses.

         Restructuring Charges: No material restructuring expenses were incurred during the reported periods in 1997 and 1996. The Company is seeking to reduce certain ongoing obligations by pursuing subleases for office space which has been vacated as a result of the restructuring. See Note 6 of the Notes to the Consolidated Condensed Unaudited Financial Statements for a table and a detailed explanation of the activity during the current quarter and the balances remaining. Primarily as a result of restructuring, Quarterdeck reduced operating expenses, excluding one time charges, for the three months ended June 30, 1997 by approximately $19,985,000 or 57.8% and for the nine months ended June 30, 1997 by approximately $43,851,000 or 47.8% in relation to the comparative periods of the prior year. The Company is currently conducting a further review of its operations. Such review may result in further consolidation and integration of its business as well as additional restructuring charges. See page 14 under "Trends and Uncertainties" for further discussion.

         Other income/expense: During the three months ended June 30, 1997 the Company realized a gain on the sale of its remaining investment in Lernout & Hauspie, Inc. of approximately $231,000. For the nine month period ended June 30, 1997, the Company recorded a charge of $1,400,000 to the Statement of Operations which represents a write down of the Company's investment in Infonautics, Inc. of $1,666,000 due a decline in the fair market value below Quarterdeck's carrying value which was partially offset by the current quarter's $266,000 gains. See page 15 under "Trends and Uncertainties" for further discussion of the Infonautics, Inc. investment. During the three and nine months ended June 30, 1996, Quarterdeck recorded income of $1,435,000 and $1,485,000, respectively, which primarily related to a gain on the sale of a portion of the Company's investment in Lernout & Hauspie.

         Income Taxes: A valuation allowance was recorded to offset 100% of the Company's $26,098,000 net deferred tax asset as of June 30, 1997. The net deferred tax asset of $26,098,000 (before applying the valuation allowance) is comprised of the estimated tax effect of expected future temporary timing differences between Generally Accepted Accounting Principles and tax basis net operating losses, relating to charges taken for book purposes that are not deductible for federal income tax purposes until the amounts are paid in the future. Management believes that due to the fiscal 1997 financial results it is appropriate to record a full valuation allowance until such time as it becomes more likely than not that the Company will realize some or all of the benefit of the net deferred tax asset.

         Net Income: The net income for the three and nine month periods ended June 30, 1997 was $1,053,000 and $241,000, respectively, or $0.02 per share and $0.01 per share as compared to a net loss of $(23,317,000) and

$(20,151,000) or $(0.67) per share and $(0.58) per share, respectively, for the comparative periods in the prior fiscal year. The net income improvement primarily reflects greater expense control, more focused product offerings, and continued operations integration and restructuring.

         Trends and Uncertainties: The computer software industry is subject to rapid technological changes often evidenced by new competing products, improvements in existing products, and improvements and/or upgrades to operating systems. The Company anticipates that spending for software development and purchased software will continue as a significant expense in the future. Quarterdeck depends on the successful development or acquisition and resulting sales of new products, including upgrades of existing products, to replace revenues from products introduced in prior periods that may have begun to experience reduced revenues. If Quarterdeck's Cleansweep or Procomm product lines or other core products become outdated or are rendered obsolete as a result of improvements in operating systems, hardware or technology generally, and lose market share faster than those revenues are replaced by new products, or if new products or existing product upgrades are not introduced when planned or do not achieve the revenues anticipated by the Company, Quarterdeck's operating results could be materially adversely affected. Even with normal development cycles, the market environment can change so quickly that features in products or the products themselves can become outdated soon after market introduction. These events may occur in the future and may have an adverse effect on future revenues and operating results.

         Since June 1995, the Company has consummated a number of acquisitions. Quarterdeck may make additional acquisitions in the future. While these acquisitions have broadened the Company's product portfolio and sales distribution channels, the acquisitions have resulted in Quarterdeck competing with companies and in markets where it had not previously competed. There are significant business risks associated with acquisitions, including the successful integration of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, the diversion of management's attention from day to day matters and the integration of acquired products. Additionally, there may be an adverse impact on the revenues of acquired companies due to the transition of products, sales, marketing and research and development activities. The Company's results for fiscal 1996 were negatively impacted by slower than anticipated integration including slower elimination of redundancies resulting from acquisitions. Quarterdeck's future success will depend, in part, on its ability to integrate the operations of acquired companies and effectively utilize the acquired intellectual property.

              The Company is devoting significant efforts toward evolving its core utilities and communication product lines into a set of products designed to enhance user performance and simplify system management for networked personal computing. As part of this effort, Quarterdeck is developing new products, integrating its current technology into these products and has made and may continue to make strategic acquisitions and divestitures. Although Quarterdeck expects to release several of these new products during the remainder of calendar year 1997, there is no assurance these efforts will be successful. In addition, sales and marketing expenses generally increase in conjunction with new product releases which may have an adverse effect on operating results. Significant risks associated with the Company's focus on this category of products, include the timing of releases in relation to competitive products and uncertainties surrounding the rate and extent of development of this new market, the continued growth and usage of the Internet, and one-time losses and charges that may result from divestitures of non-core assets.

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

         Quarterdeck has also made investments in certain companies and technologies. The Company liquidated its remaining investment in Lernout & Hauspie during the three months ended June 30, 1997 and realized a gain of approximately $231,000. During the June quarter, Quarterdeck increased the carrying value of the Infonautics, Inc. investment by approximately $540,000 to $1,080,000, with a corresponding increase to equity, reflecting the increased market value of the Infonautics stock. The Company continues to monitor its investment in Infonautics, Inc., and Intelligence at Large, carried at $1,250,000. Quarterdeck also owns a building in Columbia, Missouri which has a net book value of $12,691,000 and is currently listed for sale. Future write-downs, losses, or charges recorded on the sale or divestiture of these assets, if necessitated by market or other conditions, could have a material adverse effect on the Company's financial results.

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

         Quarterdeck's distributor and reseller customers also carry the products of Microsoft Corporation and other of the Company's competitors, many of whom have substantially greater financial resources than Quarterdeck. The distributors and resellers have limited capital to invest in inventory and their decisions to purchase the Company's products and in the case of resellers, to give them critical shelf space, is partly a function of pricing, terms and special promotions offered by Quarterdeck's competitors, over which the Company has no control and which it cannot predict. There can be no assurance that Quarterdeck will negotiate successfully with resellers to obtain shelf space and other terms needed to sell the Company's products at the levels currently anticipated.

         Quarterdeck's pattern of revenues and earnings were affected during the third and fourth quarters of fiscal 1996, and may be affected in the future, by the phenomenon known as "channel fill." Channel fill occurs following the introduction of a new product or a new version of a product as distributors buy significant quantities of the new product or version in anticipation of sales of such product or version. Following such purchases, the rate of distributors' purchases often declines, depending on the rates of purchases by end users or "sell-through." The phenomenon of "channel fill" may also occur in anticipation of price increases or in response to sales promotions or incentives, some of which may be designed to encourage customers to accelerate purchases that might otherwise occur in later periods. Channels may also become filled simply because the distributors are unable to, or do not, sell their inventories to retail distribution or end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories. Consequently, there can be no assurance that existing channel inventories will not adversely impact the sales in future periods. In addition, between the date the Company announces a new version or new product and the date of release, distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or new product. Such order delays or cancellations may cause material fluctuations in revenues from one quarter to the next. Net revenues may be materially affected favorably or adversely by these effects.

         Quarterdeck operates with relatively little order backlog; therefore, if near-term demand for the Company's products weaken in a given quarter, there could be a material adverse effect on revenues and on Quarterdeck's operating results. Like other manufacturers of packaged software products, the Company is exposed to the risk of product returns from distributors, resellers and individual customers. Quarterdeck's return policy generally allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit toward future purchases. However, competitive factors and/or market conditions often require the Company to offer expanded rights of return for products that distributors or retailers are unable to sell. Quarterdeck also provides price protection rights to its distributors which generally give distributors credit for price decreases on products remaining in the distributors' inventory and on products remaining in retail customer inventory. Product returns occur as a result of the introduction of upgrades and new versions of products or when distributors order excessive product. The Company estimates and maintains reserves for product returns. In addition to detailed historical return rates, Quarterdeck's estimate of return reserves takes into account future product upgrades and new releases, current market conditions and customer inventories, as well as any other known factors that could impact anticipated returns. However, there can be no assurance that future returns will not exceed the reserves established by the Company or that future returns will not have a material adverse effect on the operating results of the Company.

FACTORS AFFECTING QUARTERLY RESULTS AND STOCK PRICE

         Quarterdeck has in the past experienced wide fluctuations in its operating results and stock price, and the Company's future operating results and stock price could be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and quarterly operating results may experience significant fluctuations and be unpredictable as the result of a number of factors including, among others, the factors noted above, including the introduction of new or enhanced products by the Company or its competitors, rapid technological changes in Quarterdeck's markets, seasonality of revenues, changes in operating expenses and general economic and market conditions.

         As of July 31, 1997, there are 40,125,448 shares of common stock and 150,000 shares of Series B Preferred Stock issued and outstanding. Each share of Series B Preferred Stock is convertible as discussed in Part II, Item 2. "Changes in Securities". To date, 50,000 shares of Series B Preferred Stock have been converted into approximately 1,910,000 shares of common stock. No prediction can be made as to the effect, if any, that future sales of common stock, or the availability of shares for future sale, will have on the market price of common stock prevailing from time to time. Sales or issuances of substantial amounts of common stock (including shares issued upon conversion of Series B Preferred Stock, or upon the exercise or conversion of stock options or any warrants or debt securities), or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for the common stock.

         Net income per share is calculated using the treasury stock method (see
Note 5 of Notes to Consolidated Financial Statements for a discussion of the calculation of the weighted average shares outstanding). Increases in the price of Quarterdeck's stock can have an adverse impact on the calculation of net income per share in that period as more outstanding instruments are included as common shares outstanding.

         As a result of the foregoing factors and other factors that may arise in the future, the market price of the Company's common stock may be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to Quarterdeck, to changes in analysts' earnings estimates, or to factors affecting the computer industry or the securities markets in general. In addition, the existence or conversion of any outstanding convertible securities, any shortfalls in revenues or quarterly results, or failure to meet market expectations could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, cash and cash equivalents totaled $10,883,000 as compared to $25,554,000 at September 30, 1996. Cash and cash equivalents decreased by $14,671,000 during the nine months ended June 30, 1997, primarily relating to the payment of accrued acquisition and restructuring costs, a significant paydown of accounts payable and accrued liabilities, and approximately $3,814,000 paid for capital additions associated primarily with the construction of the Datastorm building in Columbia, Missouri. Working capital at June 30, 1997 amounted to $1,842,000, an improvement of $6,526,000 as compared to the deficit of $4,684,000 at September 30, 1996. Current assets increased by approximately $2,425,000 due to transfers from Other Assets contributing to the working capital improvement. See Other Assets discussion below for further discussion.

          Operating Activities: At June 30, 1997, trade accounts receivable totaled $9,411,000, compared to $9,265,000 at September 30, 1996. Trade accounts receivable balances at June 30, 1997 primarily reflect stronger net revenues in the current quarter of $21,056,000 as compared to $19,740,000 for the quarter ended September 30, 1996. Accounts receivable days sales outstanding (DSO) were approximately 41 and 43 days at June 30, 1997 and September 30, 1996, respectively. These DSO figures reflect the sell-through of Quarterdeck's core products and low channel inventory levels of existing products which are nearing the end of the product life cycles, in preparation for new product releases and upgrades.

         Other assets decreased by $4,577,000 from $9,517,000 as of September 30, 1996 to $4,940,000 as of June 30, 1997, primarily due to a write-down of $1,666,000 and a reclassification of $865,000 (before temporary adjustment due to market valuation changes) relating to the Company's investment in Infonautics, Inc. to other current assets, the sale of Quarterdeck's investment in Lernout & Hauspie, and a reclassification of certain deposits to other current assets.

         The Company reduced its trade accounts payable by $6,188,000 from $10,685,000 at September 30, 1996 to $4,497,000 at June 30, 1997 and reduced its accrued liabilities by $3,360,000 from $17,232,000 at September 30, 1996 to $13,872,000 at June 30, 1997. This reduction is primarily due to an overall reduction in the level of operating expenses which result in reduced ongoing liabilities.

         Investing Activities: The Company purchased property, plant and equipment, and capitalized software in the amounts of $3,814,000 and $480,000, respectively, during the nine months ended June 30, 1997. The capital expenditures were primarily incurred for construction of the Columbia, Missouri building and related furniture and fixtures, in addition to the purchase of a predictive dialing system for the Clearwater, Florida direct sales division.

         Financing Activities: On August 6, 1996, the Company's Datastorm subsidiary secured construction financing for a new facility from a bank for up to $5,000,000 with an interest rate equal to the bank's commercial base rate, currently prime plus 2%, secured by the newly constructed Columbia, Missouri building. The principal amount outstanding as of June 30, 1997 was $4,000,000. The principal amount plus any unpaid interest was originally due February 7, 1997, and has been extended until October 5, 1997 with the maximum borrowings reduced to $4,000,000. No additional borrowings were made under the construction loan during the three months ended June 30, 1997. Management is pursuing the sale and/or lease of the facility and other long-term take-out financing options. There can be no assurance that the Company will be successful in achieving a sale on favorable terms or in obtaining such long-term financing with acceptable terms and conditions. In the event the building is sold for a price lower than Quarterdeck's net book value at the time of the sale, the Company would realize a loss which may be material to Quarterdeck's financial results.

         During April 1997, the Company established an asset based line of credit with Greyrock Business Credit, a division of NationsBank. The Company repaid and terminated the then existing line with Bank of America with proceeds from the new line. Maximum borrowings under the line are $12,000,000. The Company may borrow 85% of eligible accounts receivable plus the value of inventory to a maximum of $2,000,000 up to the maximum borrowing amount. The line can be used for general corporate purposes, including investments and acquisitions, and bears interest at prime plus 2%. The line is secured by substantially all assets of Quarterdeck. The Company is obligated to pay a minimum interest charge of $10,000 per month and comply with certain other non-financial covenants and restrictions. At June 30, 1997 the Company had $1,536,000 outstanding under the line and the ability to borrow up to approximately $11,200,000. The current term of the agreement matures March 31, 1998 and contains renewal provisions.

         Divestitures of Products and Assets: As part of its restructuring, the Company intends to dispose of certain non-core products, technologies and operations, through sale or license, which do not fit into the Company's ongoing strategy. There can be no assurance that such divestitures will be successfully completed.

         The Company conducts business in various foreign currencies and is therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the date that they are consummated. The Company is also subject to certain exposures arising from translation and consolidation of the financial results of its foreign subsidiaries. There can be no assurance that actions taken to manage such exposures will continue to be successful or that future changes in currency exchange rates will not have a material impact on the Company's future operating results. The Company does not hedge either its translation risk or its economic risk.

         Liquidity: The Company believes existing cash and cash equivalents, borrowing capacity, plus funds provided by operations and the potential proceeds from the divestiture of non-core products and technologies, as well as anticipated proceeds from the sale of, or other take-out financing arrangements with respect to, the Columbia, Missouri facility and divestiture of non-core assets should be sufficient to fund operations for the coming twelve months. Although the expense reductions resulting from the restructuring are anticipated to provide additional funds from operations in future quarters, there is no assurance that such anticipated savings will occur or that any such increase will result in adequate operating funds, or that sales will occur at anticipated levels or that potential proceeds from divestitures and/or the Columbia facility sale or take-out financing will occur, or that such additional financing will be available, or if available, will be available on acceptable terms. Should product orders or shipments be delayed or should the Company experience significant shortfalls in planned revenues or collections, or not achieve sufficient cost savings as a result of the restructuring, or experience unforeseen fixed expenses, the Company believes it has the ability to make additional reductions to variable expenses to extend its capital. The Company is actively exploring other financing alternatives, including additional sales of equity securities and/or the divestiture of non-core products and assets. Any decision or ability to obtain financing through equity investment will depend on various factors, including, among others, financial market conditions, strategic acquisition and investment opportunities, and developments in the Company's markets. The sale of additional equity securities or future conversion of any convertible security would result in additional dilution to the Company's stockholders.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Shareholder complaints were filed in November and December 1996 and January 1997 in the Superior Court of the State of California, County of Los Angeles, against the Company and one former and one current officer of the Company alleging, among other things, violations of certain provisions of California securities laws relating to statements made about the Company. A shareholder complaint was filed in June 1997 in the United States District Court for the Central District of California against the Company and one former and one current officer of Quarterdeck alleging, among other things, violations of certain provisions of federal securities laws relating to statements made about the Company. The suits are purportedly brought on behalf of all persons who purchased the Company's common stock during the period January 26, 1996 through June 13, 1996 and seeks damages in an unspecified amount and other relief. To date the Company has not filed a response to the complaints. Due to the early stage of the litigation and the uncertainty inherent in litigation, management is unable to estimate the impact on the Company's results of operations, financial condition, or liquidity, if any. Accordingly, no provision for any liability that may result from these suits has been made in the Company's consolidated financial statements (other than with respect to the $250,000 deductible under the Company's directors and officers insurance policy which has been utilized for costs relating to the defense). However, no assurances can be given that the ultimate disposition of these cases will not have a material adverse effect on the Company's results of operations and financial condition, or liquidity.

         In March 1997, a purported class action lawsuit brought on behalf of all licenses of MagnaRAM2 residing in the United States, Jack Abbott, et al. v. Quarterdeck Corporation, Case No. 00709198, was filed in the Superior Court of the State of California, County of San Diego. The complaint alleges, among other things that MagnaRAM2 fails to significantly increase Random Access Memory or otherwise help Windows 95 and Windows 3.x users. The plaintiffs seek compensatory damages and punitive damages in unspecified amounts, injunctive relief, and attorney fees and costs. Due to the early stage of the litigation and the uncertainty inherent in litigation, management is unable to estimate the impact on Quarterdeck's results of operations, financial condition, or liquidity, if any.

         Quarterdeck is a defendant in various other pending claims and lawsuits. Management believes that the disposition of such matters will not have a material adverse impact on the results of operations or financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES

         On May 23, 1997, Quarterdeck received a conversion notice from the holder of its Series B Convertible Preferred Stock, stated value $100 per share (the "Series B Preferred Stock"), exercising the right to convert 10,000 shares of the Series B Preferred Stock at a Conversion Price of $2.5973 into 385,017 shares of the Company's common stock. In addition, on June 5, 1997, Quarterdeck received a conversion notice from such holder exercising the right to convert 40,000 shares of Series B Preferred Stock at a conversion price of $2.6232 into 1,524,852 shares of common stock. Such conversions have been effected by the Company pursuant Section 3(a)(9) of the Securities Act of 1933, as amended (the "Act"), in that such converted shares of Series B Preferred Stock were exchanged by the issuer with its existing security-holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange, and/or Regulation S of the Act.

         As previously reported in Quarterdeck's Current Report on Form 8-K dated November 25, 1996, on September 30, 1996, the Company issued 200,000 shares of Series B Preferred Stock and a warrant in exchange for $20,000,000. The securities were issued to an institutional investor in an overseas offering pursuant to Regulation S. Hambrecht & Quist served as Quarterdeck's placement agent in connection with the Regulation S offering.

         Each share of Series B Preferred Stock is convertible into the number of shares of common stock equal to the quotient of (i) $100.00 divided by (ii) the Conversion Price. The Conversion Price is the lesser of (A) 101% of the average of the daily volume-weighted average prices of the common stock on the Nasdaq National Market System (or such national securities exchange or other interdealer quotation system on which the common stock is then listed or quoted) (the "Market Price") during the 40 trading day period ending two trading days before the date on which the Company receives a notice of conversion from a holder of the Series B Preferred Stock (the "Conversion Date"), and (B) 125% of the average of the Market Price of the common stock during the first five trading days of the 40 trading day period ending two trading days before the Conversion Date. The Series B Preferred Stock will automatically convert into common stock on September 30, 2002 to the extent any shares of Series B Preferred Stock remain outstanding at that time.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  10.1 Asset Purchase Agreement dated as of May 14, 1997 between TOC Holding Company formerly known as TuneUp.Com, Inc., a Delaware Corporation, and Quarterdeck Corporation.

                  10.2 Employment Agreement between Ron Ben-Yehuda and Quarterdeck Corporation dated as of May 1, 1996, as amended.

                  10.3 Employment Agreement between Marc Epstein and Quarterdeck Corporation dated as of July 11, 1997.

                  10.4 Employment Agreement between Tom Mackey and Quarterdeck Corporation dated as of June 20, 1997.

         (b)  Reports on Form 8-K

                  A Form 8-K with respect to a press release issued April 3, 1997, which announced the new chief executive officer's initial review of the Company's operations was filed with the Securities and Exchange Commission on April 8, 1997.

                  A Form 8-K with respect to a press release issued April 14, 1997, which announced the closing of a credit facility, was filed with the Securities and Exchange Commission on April 30, 1997.

                  A Form 8-K with respect to the conversion of securities that were issued pursuant to Regulation S was filed with the Securities and Exchange Commission on June 16, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           QUARTERDECK CORPORATION
                                           (Registrant)




Date:  August 12, 1997                     /s/ CURTIS A. HESSLER
                                           ------------------------------------
                                           Curtis A. Hessler
                                           President and Chief Executive Officer




Date:  August 12, 1997                     /s/ FRANK GREICO
                                           ------------------------------------
                                           Frank Greico
                                           Sr. Vice President and
                                             Chief Financial Officer