Form 10-K
period 1997-09-30
QUARTERDECK CORP
filed 1997-12-24
CIK 707668

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                          COMMISSION FILE NO. 0-19207

                            QUARTERDECK CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                    DELAWARE                                  95-4320650
         (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

 13160 MINDANAO WAY, MARINA DEL REY, CALIFORNIA                  90292
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 309-3700
                            ------------------------

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

                               Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock (based on the last sale price of such stock as reported by the National Association of Securities Dealers Automated Quotation National Market System) held by non-affiliates of the registrant as of November 30, 1997 was $89,522,108.

     The number of shares of the Registrant's common stock outstanding as of November 30, 1997 was 43,370,265.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive Proxy Statement for the annual meeting to be held on February 5, 1998 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     Quarterdeck Corporation ("Quarterdeck" or the "Company") develops and markets software products that help personal computer (PC) users manage information and communications with minimal technical support, reducing the overhead costs of networked personal computing. The Company markets its products worldwide through retail distribution, corporate resellers, original equipment manufacturers (OEM's), direct marketing, and the Internet, focusing in particular on customers in "low support" environments, e.g. small offices/home offices (SOHO's), small businesses and work groups, and remote/mobile users.

     The Company was incorporated in California in 1982 as Quarterdeck Office Systems. In June 1991, the Company changed its state of incorporation from California to Delaware and in February 1995 changed its name to Quarterdeck Corporation.

     The principal offices of the Company are located at 13160 Mindanao Way, Third Floor, Marina del Rey, California, 90292, telephone number (310) 309-3700.

OVERVIEW OF STRATEGY

     The Company's business addresses one of the personal computer industry's most critical problems -- the high overhead burden of technical and administrative support required for networked personal computing.

     PC networking is emerging as the world's standard vehicle for managing most forms of information and communication. According to Dataquest, the global base of PC's is approximately 87,000,000, growing at nearly 16.1% per year, and is rapidly networking together through the Internet and corporate intranets. As PC systems continue escalating in power, function, and storage capacity, and as network usage continues its explosive growth, performance problems and support costs inevitably multiply. This is because managing information and communication through networked PC's requires the flawless interaction of many hardware and software components from diverse vendors; because these components undergo frequent technological upgrading and replacement; and because networking itself continuously imports new applications, viruses, agents, and data types into the networked systems. As a consequence, annual PC support costs often exceed system acquisition costs.

     Quarterdeck believes the solution lies not in reversing the advance of PC power, functionality, storage capacity, and networkability but instead in supplementing these advances with equally smart "helpware" -- new software technologies that automatically detect, prevent, and resolve personal computer problems and replace outside technical support with user-friendly self-help and automatic-help tools.

     Quarterdeck's helpware strategy leverages the Company's long experience in designing PC utilities, communications software, and Internet tools for retail sale to "power users" who demand peak performance. On the product side, Quarterdeck is using both internal development and technology licenses to assemble a single, broad portfolio of helpware components that can work together, in various product configurations, to help make networked personal computing a "self-supporting" activity. On the sales side, the Company is building upon its worldwide retail presence and brand equities to expand its reach through indirect distribution and direct marketing channels, into those business environments that most need helpware technologies, i.e., SOHO, small business, departmental, and remote/mobile working environments where onsite MIS support is thin or absent.

     Quarterdeck's goal is to lead the industry in providing comprehensive helpware solutions for the core performance problems of networked personal computing.

PRODUCTS AND TECHNOLOGY

     Quarterdeck develops and licenses technology, and assembles and sells products, to provide automatic help and user self-help capabilities in five key categories of networked PC system management: Conflict

Resolution, Storage, Security, Configuration and Network Access. In these categories, the Company currently markets the following new or recently upgraded product lines:

            TECHNOLOGY CATEGORY                                PRODUCT LINES
--------------------------------------------    --------------------------------------------
- CONFLICT RESOLUTION: preventing,              RealHelp
  diagnosing, and solving problems among
  diverse software and/or system hardware
  elements
- STORAGE: cleaning and optimizing disk         CleanSweep, RemoveIt, Partition-It, ZipIt,
  space and memory                              QEMM
- SECURITY: protecting systems against          ViruSweep
  viruses, rogue agents, and intruders
- CONFIGURATION: inventorying and updating      TuneUp, TuneUp.com
  software applications and other system
  elements
- NETWORK ACCESS: enhancing user access to      ProComm Plus, Rapid Remote, WebCompass,
  networked information and communication       Iware Connect
  resources

     In fiscal 1997, ProComm Plus and Cleansweep -- leaders in their respective markets -- were the largest revenue producers among these product lines. The RealHelp and ViruSweep product lines were launched in early fiscal 1998, and Quarterdeck acquired and relaunched TuneUp.com, an Internet-based "PC Service Station" venture, near the end of fiscal 1997.

     For each of its major product lines, the Company plans to reach a variety of markets by packaging the underlying technologies in three distinct delivery formats -- as shrink-wrapped retail products, as Internet-based technology services (under the TuneUp.com label), and as corporate-controllable intranet products. The current product lines are available now in retail formats; the Internet service format was begun in late fiscal 1997; and the development and launch of intranet-deliverable products are planned for fiscal 1998.

     To accelerate product development across system management categories and delivery formats, Quarterdeck is reimplementing many of its core technologies as standard, networkable "components". This initiative has already led to considerable technology sharing among the ViruSweep, CleanSweep, RealHelp, WebCompass, RapidRemote, and ProComm product lines. The Company is also emphasizing the incorporation in its automatic help and self-help products of intelligent agent technologies and continuously updatable knowledge-bases, supplemented by advanced search technologies.

     Quarterdeck organizes its research and development resources in a single, global department, to facilitate technology integration, although most engineers are dedicated to particular product teams. In 1997, 1996 and 1995, the Company spent $16,419,000, $21,314,000 and $14,286,000 on research and development, respectively or 19.6%, 16.0%, and 12.1% of net revenues, respectively, and expects to continue investing significantly in helpware development.

MARKETING AND SALES

     Quarterdeck sells its products on a worldwide basis via retail distribution, corporate resellers, and OEM's, direct marketing, and the Internet. The Company's end user customers include corporate and government organizations as well as small business and individual personal computer users. None of Quarterdeck's individual end user customers is believed by the Company to account for 5% or more of Quarterdeck's sales in any fiscal year. Products sold to government entities are primarily off-the-shelf items sold from inventory and are not subject to renegotiation of profits or termination of purchase contracts at the election of the government.

     Traditionally, retail sales have dominated the Company's revenues, and Quarterdeck intends to continue vigorous participation in this channel, both to retain and build brand awareness and to reach individual "power users" and SOHO and small business customers. The Company sells its products to major software distributors for resale through software retailers and corporate resellers. Quarterdeck's principal North American distributors are Ingram Micro, Inc., Merisel, Inc. and Tech Data Corporation. See Note 15 of the Notes to the Company's Consolidated Financial Statements. Each of these distributors resells Quarterdeck's products on a non-exclusive basis. The Company also distributes internationally through foreign based subsidiaries of Ingram Micro, Inc., and Merisel, Inc. as well as a variety of other international distributors. In Japan, Quarterdeck's distributor and marketing partner is Marubeni Corporation. Quarterdeck estimates it has more than 35,000 distribution outlets selling its products on a worldwide basis, including computer superstores, office warehouse clubs, software specialty stores, consumer electronics stores, mass merchants, general warehouse clubs, value added resellers (VAR's) and corporate resellers.

     The Company reaches corporate end-users through a corporate direct telesales force and through corporate resellers, many of whom purchase the products through major software distributors. Quarterdeck plans to continue expanding its presence in these corporate direct marketing and reseller channels, with an increased emphasis on value-added resellers (VAR's) as more of its products become enabled for corporate controlled intranet implementation.

     Through its Quarterdeck Select organization in Clearwater, Florida, the Company uses direct telesales and direct mail to reach SOHO and home users. Quarterdeck Select also sells some third party software products. During 1997, the Company decreased emphasis on third party sales and focused Quarterdeck Select on supporting sales of Quarterdeck products.

     The Company also sells its products directly over the Internet, maintaining a "store" on its website, (www.Quarterdeck.com) and offering "trialware" versions of some of its products for free download. Though Internet sales are currently a small portion of total revenues, Quarterdeck expects this channel to expand significantly as individuals and businesses become accustomed to electronic software distribution. The Company plans to increase the availability of its products over the Internet through third party online stores.

     Geographically, Quarterdeck plans increased investments in European and Japanese markets and is engineering its new and upgraded products for rapid localization and near-simultaneous release on a global basis. The Company's European operations are headquartered in Dublin, Ireland, with a marketing support office in Slough, England. Quarterdeck's Dublin office handles order processing, technical support, localization and production for European and other international sales. The Company ships international English language versions and translated foreign language versions of its products from third party fulfillment centers in Ireland. Quarterdeck also has a sales office in Sydney, Australia, and agreements with third parties to distribute its products in Japan, Asia Pacific and Latin America. The Company's international marketing support offices, along with third party representatives in countries where Quarterdeck does not have marketing support offices, prepare marketing programs for each local market, educate end users and support the international distributor and dealer networks. During fiscal 1998, Quarterdeck expects to begin shipping product to Australian customers from a third party fulfillment center located in Australia. In Japan, the Company has recently entered into an exclusive distribution arrangement with Marubeni Corporation, a large trading company, and will establish with Marubeni a Quarterdeck marketing office in Tokyo. Marubeni has also invested $1,000,000 in Quarterdeck's Series C Preferred Stock.

     Sales by the Company to European and other international distributors, dealers and end users outside of North America represented approximately 21.9%, 18.0% and 16.2% of Quarterdeck's total net revenues for fiscal years 1997, 1996 and 1995, respectively. See Note 15 of the Notes to the Company's Consolidated Financial Statements for information regarding Quarterdeck's domestic and foreign operations and export sales.

OPERATIONS, SUPPORT SERVICES, PRODUCTION AND BACKLOG

     Quarterdeck's departments are organized by function -- e.g. research and development, sales and marketing, finance -- with product teams coordinating across departments. Internationally, regional teams or distribution partners handle localization, marketing, and sales. The Company offers on-line and phone-based support for its products, on both a free and paid basis, chiefly through its technical support centers in Columbia, Missouri and Dublin, Ireland.

     The principal materials and components used in Quarterdeck's products include CD-ROM's, diskettes, user manuals and product display boxes, which are purchased directly from third party vendors. Quarterdeck currently utilizes both internal and third party contracted resources for the assembly, warehousing and fulfillment of its products. Outside vendors perform in accordance with Quarterdeck specifications, and material quality is ensured prior to the assembly of its products. Capacity shortages for components, assembly, warehousing and fulfillment are not anticipated due to multiple third party resources available for contract; however, if such shortages did occur Quarterdeck's operating results could be materially impacted. Quarterdeck believes there are adequate supplies of and sources for the raw materials used in its products and that multiple sources are available for CD-ROM and diskette duplication, manual printing and final packaging.

     Customer order turnaround is generally within one week of receipt of the order, unless such orders are pre-orders for unreleased products. Generally, Quarterdeck has relatively little, if any, order backlog at any given time and does not consider backlog to be a significant measure of sales for any future period.

EMPLOYEES

     As of September 30, 1997, Quarterdeck employed 486 people worldwide. None of the Company's employees are represented by a labor union or subject to a collective bargaining agreement. Quarterdeck has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good. See Trends and Uncertainties (page 17) for a discussion of the Company's ability to attract and retain personnel.

COMPETITION

     The personal computer software market is intensely competitive, subject to strategic alliances of hardware and software companies and characterized by rapid changes in technology and frequent introductions of new products and features. The Company's competitors include developers of operating systems, applications and utility software and personal computer manufacturers that develop their own software products. Quarterdeck expects to encounter continued competition both from established companies and from new companies that are now developing, or may develop, competing products. Many of the Company's existing and potential competitors have financial, marketing and technological resources significantly greater than those of Quarterdeck .

     Future competitive product releases may cause disruptions in orders for the Company's products while users and the marketplace evaluate the competitive products. The extent of the disruption in orders and the impact on future orders of Quarterdeck's products will depend on various factors that are not fully known at this time, including the level of functionality, performance and features included in the final release of these competitive products and the price thereof and the market's evaluation of competitive products compared to the then current functionality, performance, features and price of the Company's products.

     Quarterdeck anticipates that the type and level of competition experienced to date to continue, and may increase, and future sales of its products will be dependent upon the Company's ability to develop or acquire new products or enhanced versions of its existing products for Windows 95 and Windows NT and/or other operating systems that may gain market acceptance. In addition, Quarterdeck must demonstrate to the user a need for the Company's products while developers of operating systems and competitive software products continue to enhance their products. To the extent that operating system enhancements, competitive products or bundling of competitive products with operating systems or computer hardware reduce the number of users who perceive a benefit from Quarterdeck's products, sales of the Company's products in the future would be adversely impacted.

     Quarterdeck believes that the primary competitive factors in the personal computer software market are product features and performance, time to market, product reliability, ease of use, product and vendor reputation, price, timeliness of product upgrades and the quality of customer support and service. Of these, time to market and price are becoming increasingly significant factors.

     The Company also competes with other companies in the personal computer software market for distributors and dealers, as well as for alliances with hardware and software vendors. Quarterdeck competes for distributors and dealers on the basis of the revenue opportunities presented by the Company's products, in addition to discounts, credit terms and promotional support.

ITEM 2. PROPERTIES

     Quarterdeck's principal administrative, production, marketing, product development and support facilities occupy approximately 75,500 square feet of leased space, in Marina del Rey, California. The Company owns a building in Columbia, Missouri, which is currently listed for sale and which is approximately 152,000 square feet of which 30,000 square feet is occupied by Quarterdeck. Quarterdeck leases 47,900 square feet of office space in Clearwater, Florida for its direct marketing functions, and 12,500 square feet in Palo Alto, California for research and development functions. In addition, Quarterdeck leases offices in Dublin, Ireland, Slough, England and Sydney, Australia for marketing and sales functions.

     Quarterdeck is continuing to reduce its leased space as part of its restructuring programs.

ITEM 3. LEGAL PROCEEDINGS

     Federal and state shareholder actions were brought against the Company and one former and one current officer of the Company alleging among other things, violations of certain provisions of California and Federal securities laws relating to statements made about Quarterdeck. On December 19, 1997, the Company reached an agreement in principle to settle such actions for a total amount of $12,500,000, of which the Company will be required to pay approximately $1,905,000, with the balance to be paid by the Company's directors and officers' insurance policy. The settlement is subject to, among other things, court approval. The Company has recorded a charge of $1,905,000 for its fiscal year ended September 30, 1997. See Note 13 of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In March 1997, a purported class action lawsuit brought on behalf of all licensees of MagnaRAM2 residing in the United States, Jack Abbott, et al. v. Quarterdeck Corporation, Case No. 00709198, was filed in the Superior Court of the State of California, County of San Diego. The complaint alleges, among other things, that MagnaRAM2 fails to increase Random Access Memory significantly or otherwise help Windows 95 and Windows 3.x users. The plaintiffs seek compensatory damages and punitive damages in unspecified amounts, injunctive relief, and attorney fees and costs. Quarterdeck intends to defend the case vigorously and to oppose any effort to certify the claims for class resolution. No assurances can be given that the ultimate disposition of this case will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

     In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation against the Company. The complaint alleges that the Company's partitioning software (Partition-It) violates a patent held by PowerQuest. The plaintiff seeks an injunction against distribution of Partition-It and damages. The Company intends to defend the case vigorously. No assurances can be given that the ultimate disposition of this case will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

     Quarterdeck is a defendant in various other pending claims and lawsuits. Although there can be no assurances, management believes that the disposition of such matters will not have a material adverse impact on the results of operations or financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and other officers of the Company are as follows:

          NAME             AGE                              POSITION
-------------------------  ---     -----------------------------------------------------------
Curtis A. Hessler........  53      President and Chief Executive Officer
Marc Epstein.............  40      Senior Vice President -- Technology and Business
                                   Development, and Chief Technology Officer
Joseph Fusco.............  47      Senior Vice President -- Marketing and Product Management
Frank R. Greico..........  40      Senior Vice President and Chief Financial Officer
Ron Ben-Yehuda...........  36      Vice President, General Counsel and Secretary
James Carrigan...........  45      Vice President, Research and Development
Janet Daly...............  37      Vice President, Marketing (Joined Quarterdeck in November,
                                   1997)
Suzanne Dickson..........  37      Vice President, Product Management
Eoin Gilley..............  35      General Manager, Quarterdeck International Limited
Tom Mackey...............  41      Vice President -- US and Canadian Sales
John Strosahl............  31      Vice President -- International

BIOGRAPHIES

     Mr. Hessler was appointed President and Chief Executive Officer of the Company in February 1997 and currently serves in such capacity. From 1995 until he joined Quarterdeck, Mr. Hessler was Chairman of the Board of I-Net, Inc., a personal computer network management services company. He served as Executive Vice President of The Times Mirror Company during 199l through 1995, managing that publishing enterprise's professional information, cable systems, magazine, and digital media businesses. Earlier in his career, Mr. Hessler served as Vice Chairman of Unisys Corporation, a large computer and computer services firm and practiced corporate law with firms in New York and Los Angeles. During the administration of President Carter, he served as Assistant Secretary of the Treasury Department.

     Mr. Epstein joined the Company in July 1997 as Senior Vice
President -- Technology and Business Development, and Chief Technology Officer. Prior to joining the Company, Mr. Epstein was Vice President and General Manager of the Management Products Division at Novell where he was responsible for defining, creating, and launching software products aimed at the Enterprise and PC-Workgroup intranet markets. Other positions Mr. Epstein held at Novell included Vice President and General Manager, Network Services Division, Vice President of Product Management, NetWare Products Division, and Director of Product Planning, Unix Systems Group. Prior to Novell, Mr. Epstein was the Director of Product Engineering at Univel, a group manager at USL/Network Planning and AT&T Computer Systems and a member of the technical staff at AT&T Bell Labs.

     Mr. Fusco was appointed as a Vice President of the Company after his hiring in September 1996 and in April 1997, he was appointed Senior Vice
President -- Marketing and Product Management. Prior thereto, Mr. Fusco held various positions with Symantec Corporation commencing in 1992, most recently the General Manager of Symantec's Strategic Technologies business unit. Prior to Symantec, Mr. Fusco held various positions with Peter Norton Computing commencing in 1989 until its acquisition by Symantec in 1992.

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

     Mr. Ben-Yehuda was appointed Vice President and General Counsel of the Company in May 1997. From April 1996 until such appointment he was Associate General Counsel of the Company. Before joining the Company, Mr. Ben-Yehuda was a partner in the law firm of Blanc Williams Johnston & Kronstadt, where his practice focused primarily on the representation of technology companies in transactional and other matters relating to the development, acquisition, licensing, and other exploitation of intellectual property.

     Mr. Carrigan joined the company in April 1997 as Vice President of Research and Development. Prior to joining the company, Mr. Carrigan was General Manager of Software Services for Thuridion Services. Mr. Carrigan was also Director of Engineering Services for Locus Computing and Director of Customer Support for Versyss Corporation.

     Ms. Daly joined Quarterdeck in November 1997 as Vice President of Marketing. Before joining Quarterdeck, Ms. Daly was Director of Marketing for CyberMedia. Ms. Daly also held several marketing positions, most notably as Product Marketing Manager for Davidson & Associates. She was also Marketing Manager for SiSoft in Milan, Italy.

     Ms. Dickson was appointed Vice President of Product Mangement of the Company in October 1996. Before her appointment, Ms. Dickson was Senoir Product Manager for the Company. Before joining Quarterdeck, Ms. Dickson held Senior Marketing Manager positions for Symantec and Executive Systems.

     Mr. Gilley joined the Company in 1996 as General Manager, Europe in the Dublin, Ireland office. Prior to joining Quarterdeck, Mr. Gilley was Manager for Apple Computers in both Irelend and in the United States. Mr. Gilley was employed for over ten years at Apple Computer before joining Quarterdeck International Limited.

     Mr. Mackey joined the Company in August 1997 as Vice President -- US and Canadian Sales. From September 1994 until he joined the Company, Mr. Mackey was Vice President and General Manager of the CD-ROM Division of American Business Information, a leading compiler of business to business information in the US and Canada. From February 1993 until September 1994, Mr. Mackey was Vice President of Sales for Binar Graphics, Inc., a developer and publisher of software utilities. From May 1991 until he joined Binar, Mr. Mackey was Director of Sales at AddStor, Inc., a developer of data compression software.

     Mr. Strosahl was appointed Vice President -- International in August 1997 after serving as interim Vice President -- Worldwide Sales from March 1997. Mr. Strosahl was Senior Director, Asia/Pacific/Latin America from March 1996. Prior to that date, Mr. Strosahl was with Datastorm Technologies, serving as the Director -- International, responsible for Datastorm's international sales, marketing, and business operations. Prior to joining Datastorm, Mr. Strosahl held various positions in operations at International Business Machines.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS; RECENT SALES OF UNREGISTERED SECURITIES

     The Company's common stock trades on the Nasdaq National Market, under the symbol QDEK. The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock on the Nasdaq National Market as reported by the National Association of Securities Dealers, Inc.

                                                                         HIGH     LOW
                                                                         ----     ---
        FISCAL 1996:
          First Quarter................................................  $38  1/4 $17 1/8
          Second Quarter...............................................  $26  3/8 $12
          Third Quarter................................................  $16  1/2 $ 8
          Fourth Quarter...............................................  $ 9  7/8 $ 6
        FISCAL 1997:
          First Quarter................................................  $ 7  1/8 $ 4 /16
          Second Quarter...............................................  $ 6  1/4 $ 2 1/4
          Third Quarter................................................  $ 3  3/8 $ 2 1/4
          Fourth Quarter...............................................  $ 3 7/32 $ 2 1/2

     As of November 30, 1997, Quarterdeck Corporation had 43,370,265 shares outstanding and 614 shareholders of record. The Company estimates there are more than 5,000 shareholders represented through accounts held by clearing agencies.

     The Company paid no dividends during fiscal 1997. The Company intends to retain earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company is a party to certain financing agreements which prohibit the payment of cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     On September 30, 1997, the Company issued 26,025 shares of Series C Convertible Preferred Stock, stated value $1000 per share (the "Series C Preferred Stock"), of the Company for $26,025,000 in cash. Between October and November 4, 1997, an additional 2,975 shares of Series C Preferred Stock were issued for $2,975,000. In addition, Quarterdeck issued warrants to purchase 2,900 shares of Series C Preferred Stock to the placement agents of the private placement. The securities were issued to various accredited investors in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended.

     The holders of the Series C Preferred Stock are not entitled to receive dividends. The shares of Series C Preferred Stock are currently convertible into shares of the Company's Common Stock. The shares of Series C Preferred Stock will automatically convert into Common Stock on September 30, 2002 to the extent any shares of Series C Preferred Stock remain outstanding at that time. Each share of Series C Preferred Stock is convertible into the number of shares of Common Stock equal to the quotient of (i) $1000.00 divided by (ii) the Conversion Price. Up until March 1, 1998, the Conversion Price will be $5.00. Thereafter, subject to the maximum Conversion Price specified below, the Conversion Price will be equal to 101% of the average of the three lowest daily trading prices for the 22 consecutive trading days immediately preceding the date of conversion (the "Conversion Date"). If the market price of the Common Stock was $1.00, $2.00 or $3.00, the aggregate number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock would be approximately 31,600,000, 15,800,000 or 10,500,000 shares of Common Stock, respectively. The maximum Conversion Price is $5.125 until March 31, 1999, and thereafter will be the lesser of (i) $5.125, (ii) 101% of the average daily low trade prices of the Common Stock for all trading days in March 1999, (ii) 101% of the average daily low trade prices of the Common Stock for all trading days in September 1999 and
(iii) 101% of the average daily low trade prices of the Common Stock for all trading days in March 2000.

     The Company will not be obligated to issue shares of Common Stock upon conversion of shares of Series C Preferred Stock in excess of 20% of the number of shares of Common Stock outstanding on September 30, 1997 (the "Share Limit") without obtaining shareholder approval in accordance with NASD rules. If such stockholder approval is not obtained on or before February 28, 1998, the Company will be obligated to immediately redeem, at the Special Redemption Price (as defined below), a sufficient number of shares of Series C Preferred Stock which, in its reasonable judgment, will permit conversion of the remaining shares of Series C Preferred Stock without violating the Share Limit. The "Special Redemption Price" means a cash payment equal to 110% of the liquidation preference of $1000 (subject to adjustments under certain circumstances). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for further discussion.

     The amount of cash which the Company would be required to pay in the event stockholder approval is not obtained will depend on the per share market price of the Common Stock. Assuming a market price of $1.00, $2.00 or $3.00 per share, the Company would be required to pay approximately $25,900,000, $16,600,000 or $7,400,000, respectively, to redeem shares of Series C Preferred Stock. Since the number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock will increase if the market price of the Common Stock decreases, the number of shares of Series C Preferred Stock which could not be converted into Common Stock would increase and the amount of cash that the Company would be required to pay to holders of the Series C Preferred Stock would increase. There can be no assurance that the Company will have available the cash resources to satisfy its redemption obligations or that it would be able to effectuate the redemption in compliance with applicable law. In the event the stockholder approval sought is not obtained, compliance with the redemption obligation would likely have a material adverse effect on the Company's financial condition and ability to implement its business strategy. In addition, any delay in payment will cause such redemption amount to accrue interest at the rate of 0.1% per day until paid. If the Company fails or is unable to effect the redemption, then the holders of the outstanding shares of Series C Preferred Stock shall have the right to elect a majority of the directors of the Company unless and until such redemption is effectuated.

     In addition, in the event that stockholder approval is not obtained, any shares of Series C Preferred Stock submitted for conversion over and above the Share Limit shall entitle the holder thereof to receive, in lieu of shares of Common Stock, cash in an amount equal to the proceeds that would otherwise have been received by the holder of the converted shares if Common Stock had been delivered upon such conversion and sold at the highest reported sale price of the Common Stock on the date of conversion.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data are derived from the Company's consolidated financial statements. Historical results should not be taken as necessarily indicative of the results that may be expected for any future period. This consolidated data should be read in conjunction with the consolidated financial statements and notes thereto. Certain items in the consolidated financial statements of fiscal 1995, 1994, and 1993 have been reclassified to conform to the 1997 presentation. During fiscal 1996, Quarterdeck acquired Inset, Datastorm, Futurelabs, and Vertisoft in transactions accounted for as poolings of interests. During fiscal 1995, Quarterdeck acquired Landmark Research International, Inc., Internetware, Inc. and StarNine Technologies, Inc. in transactions accounted for as poolings of interest. All financial information subsequent to October 1, 1992 has been restated to reflect the combined operations of Landmark, Datastorm, Inset and Quarterdeck. Starnine and Internetware's results of operations were immaterial to Quarterdeck's financial position and, therefore, periods prior to October 1, 1995 were not restated for these entities. However, the number of shares of the Company's common stock issued in the Vertisoft acquisition are material and, accordingly, shares outstanding and earnings per share have been restated to reflect those shares. All amounts shown are in thousands, except per share data.

                                                        YEAR ENDED SEPTEMBER 30,
                                       -----------------------------------------------------------
                                         1997         1996         1995         1994        1993
                                       --------     --------     --------     --------     -------
STATEMENTS OF OPERATIONS DATA:
Net revenues.........................  $ 83,787     $133,100     $117,606     $ 84,715     $83,578
Cost of revenues.....................    21,271       49,600       34,884       27,403      24,534
                                       --------     --------     --------     --------     -------
  Gross margin.......................    62,516       83,500       82,722       57,312      59,044
Operating expenses:
  Research and development...........    16,419       21,314       14,286        7,520       2,589
  Sales and marketing................    29,305       66,355       30,624       27,107      25,775
  General and administrative.........    17,227       32,128       20,704       20,908      20,716
  Acquisition, restructuring and
     other charges...................    11,713       37,789        7,409       12,863          --
  Litigation settlement..............     1,905           --           --          615          --
                                       --------     --------     --------     --------     -------
  Total operating expenses...........    76,569      157,586       73,023       69,013      49,080
Operating income (loss)..............   (14,053)     (74,086)       9,699      (11,701)      9,964
  Other income (expense), net........    (2,143)          38          (38)        (271)         --
Interest income (expense), net.......    (2,072)        (105)       1,922        1,365       1,144
                                       --------     --------     --------     --------     -------
Income (loss) before income taxes....   (18,268)     (74,153)      11,583      (10,607)     11,108
Provision (benefit) for income
  taxes..............................       130          806          331       (5,982)        639
                                       --------     --------     --------     --------     -------
Net income (loss)....................  $(18,398)    $(74,959)    $ 11,252     $ (4,625)    $10,469
                                       ========     ========     ========     ========     =======
Net income (loss) per share:
  Primary............................  $  (0.43)    $  (2.15)    $   0.32     $  (0.15)    $  0.32
                                       ========     ========     ========     ========     =======
  Fully diluted......................  $  (0.43)    $  (2.15)    $   0.31     $  (0.15)    $  0.32
                                       ========     ========     ========     ========     =======
Shares used to compute net income
  (loss) per share:
  Primary............................    43,168       34,894       35,557       31,825      33,221
                                       ========     ========     ========     ========     =======
  Fully diluted......................    43,168       34,894       36,499       31,825      33,221
                                       ========     ========     ========     ========     =======
Additional unaudited pro forma data:
  Income (loss) before income
     taxes...........................  $(18,268)    $(74,153)    $ 11,583     $(10,607)    $11,108
  Pro forma income taxes.............       130          806        3,406          576       3,977
                                       --------     --------     --------     --------     -------
  Pro forma net income (loss)........  $(18,398)    $(74,959)    $  8,177     $(11,183)    $ 7,131
                                       ========     ========     ========     ========     =======
Pro forma income (loss) per share:
  Primary............................  $  (0.43)    $  (2.15)    $   0.23     $  (0.35)    $  0.21
                                       --------     --------     --------     --------     -------
  Fully diluted......................  $  (0.43)    $  (2.15)    $   0.22     $  (0.35)    $  0.21
                                       ========     ========     ========     ========     =======

                                                             AS OF SEPTEMBER 30,
                                           -------------------------------------------------------
                                            1997        1996        1995        1994        1993
                                           -------     -------     -------     -------     -------
BALANCE SHEET DATA:
Working capital / (deficiency)...........  $ 6,917     $(4,684)    $29,490     $29,147     $35,619
Total assets.............................   55,881      76,781      76,699      62,471      64,673
Long-term obligations....................   25,114      25,108         164         701         130
Stockholders' equity.....................    1,173       4,425      44,270      36,606      53,606

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

     This Form 10-K contains forward-looking statements which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Within this Form 10-K, words such as "believes", "anticipates", "plans", "expects", "intends", "designed to" and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies, sell-through of products in the sales channel, successful integration of acquisitions, the effect of conversion of the Company's convertible preferred stock, the ability to reduce operating expenses and other factors described throughout this Form 10-K and in the Company's other filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligations to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

OVERVIEW

     During fiscal 1995 and 1996, Quarterdeck acquired ten companies in transactions accounted for as either pooling of interests or purchases and also acquired software and technology. At the end of fiscal 1996 and during fiscal 1997, Quarterdeck implemented a comprehensive restructuring, which included a significant reduction in its workforce, the closure of offices, and the divestiture of non-core assets. This resulted in a shift in the Company's strategy from utility, communication and Internet products to developing and marketing software to help personal computers operate efficiently without extensive technical or administrative support. As a result of this change in strategy, non-strategic products and assets were discontinued or divested during fiscal 1997 while products were developed and/or acquired to pursue the Company's new strategy. See "Business" for a further discussion.

DURING 1997:

     - New officers joined the company in several key positions: President/Chief Executive Officer, Sr. Vice President/Chief Technology Officer, Vice President/Engineering, Vice President/Marketing, and Vice President/North American Sales.

     - Multiple acquisitions made by the Company in 1995 and 1996 were consolidated into worldwide functional departments, to conserve costs and to accelerate the integration of acquired skills and technologies.

     - The Company's communication and information management product lines (e.g., ProComm, Iware, Rapid Remote, and WebCompass) were utilized to provide important technologies for the system management product lines, and certain non-strategic product lines were de-emphasized; e.g., many "Internet-utility" products were discontinued; a graphics software line was licensed to an outside company; and MacIntosh-based products were de-emphasized.

     - Direct marketing activities were focused on promoting the Company's own products to its customer base, and away from marketing third party products.

     - The Company acquired the assets of TuneUp.com, an Internet-based "PC service station" venture, which will become the Company's main vehicle for delivering its system management technology over the Internet.

     - New financing was accomplished through the issuance of preferred stock, the repurchase of former preferred stock, and a new bankline.

     - A distribution and marketing alliance was forged with Marubeni Corporation in Japan.

     - The balance sheet was strengthened through improved cash management.

     - An agreement in principle to settle the shareholder litigation was reached on December 19, 1997.

     Incident to these activities, the Company took $11,051,000 in restructuring, asset write-downs, and severance charges in fiscal year 1997 representing a cash outlay of approximately $6,155,000. The Company also recorded a charge of $1,364,000 in fiscal 1997 related to the restructuring in September 1996. In addition, in connection with the agreement in principle to settle the shareholder litigation, Quarterdeck recorded a charge of $1,905,000 in fiscal 1997.

RESULTS OF OPERATIONS

     For convenient reference, the following table sets forth, a summary of revenue, cost, and income data derived from the Company's Consolidated Statements of Operations:

                                                                      YEAR ENDED SEPTEMBER 30,
                                                                      -------------------------
                                                                      1997      1996      1995
                                                                      -----     -----     -----
Net revenues......................................................... 100.0%    100.0%    100.0%
Cost of revenues.....................................................  25.4      37.3      29.7
                                                                      -----     -----     -----
  Gross margin.......................................................  74.6      62.7      70.3
Operating expenses:
  Research and development...........................................  19.6      16.0      12.1
  Sales and marketing................................................  35.0      49.9      26.0
  General and administrative.........................................  20.5      24.1      17.6
  Acquisition, restructuring and other charges.......................  14.0      28.4       6.3
  Litigation Settlement..............................................   2.3        --        --
                                                                      -----     -----     -----
  Total operating expenses...........................................  91.4     118.4      62.1
Operating income (loss).............................................. (16.8)    (55.7)      8.2
Other income (expense), net..........................................  (2.5)       --        --
Interest income (expense), net.......................................  (2.5)     (0.0)      1.6
                                                                      -----     -----     -----
Income (loss) before income taxes.................................... (21.8)    (55.7)      9.8
Provision (benefit) for income taxes.................................   0.2       0.6       0.3
                                                                      -----     -----     -----
Net income (loss).................................................... (22.0)%   (56.3)%     9.6%
                                                                      =====     =====     =====

FISCAL 1997, 1996 AND 1995

     Net Revenues: The Company's net revenues consist of gross sales of its products, less provisions for returns and customer allowances. In the retail and corporate reseller channels, the Company's main sales vehicles, gross sales are recorded as products are shipped on order to first-tier distributors, with provisions for returns calculated on the basis of projected sell-through of new products and demonstrated sell-through experience of established products. These provisions reflect the industry's practice of accepting returns from distributors, resellers, and retailers of products not sold through to final customers. If projected sell-through does not occur, actual returns may exceed earlier provisions, and net revenues for a period may suffer significant declines even when distributor orders for new or replacement products are meeting expectations.

     In fiscal 1997, net revenues of $83,787,000 decreased 37.0% or $49,313,000, from net revenues of $133,100,000 in fiscal 1996. This decline reflected reduced sales for the Company's memory management, Internet utility, and communications products, the discontinuance during fiscal 1997 of certain non-core product lines (e.g., Internet utilities and graphic utilities), reduced efforts to sell third party products through the Company's direct mail and telesales units, and management concentration on integrating the Company's operations and on commencing development on new strategic products, rather than on expanding sales of end-of-life or non strategic product lines.

     During fiscal 1997, a majority of the Company's revenues were generated by sales of its ProComm products and its storage management products, especially CleanSweep. The Company also recorded approximately $2,000,000 in revenues from licensing certain of its technologies to third parties. In August 1997, the Company completed an acquisition of certain assets of TOC Holding Company, formerly known as TuneUp.com. This Internet based "PC Service Station" venture contributed no significant revenues in fiscal 1997 but will become the Company's platform for delivering system management technologies as subscription services over the Internet.

     In fiscal 1996, net revenues of $133,100,000 increased 13.2% or $15,494,000 from net revenues of $117,606,000 in fiscal 1995. This increase resulted primarily from broadening the Company's product portfolio, through acquisitions and internal development, from acquiring a telesales operation, and from increased retail channel marketing initiatives.

     The majority of Quarterdeck's revenues are derived from US sales, but the relative contribution from international revenues has grown, representing 21.9%, 18.0% and 16.2% of the Company's net revenues in fiscal 1997, 1996 and 1995, respectively. In the fourth quarter of fiscal 1997, in order to continue its international expansion, Quarterdeck entered into an exclusive distribution agreement for Japan with Marubeni Corporation. The agreement commits Marubeni to minimum quarterly order amounts and provides for a jointly established Quarterdeck marketing office in Tokyo.

     Cost of Revenues: Cost of revenues include product production, packaging, documentation and media, amortization of capitalized software costs, technical support and certain license fees paid to third parties. In fiscal 1997, cost of revenues of $21,271,000 decreased 57.1% or $28,329,000, from cost of revenues of $49,600,000 in fiscal 1996, while declining as a percent of net revenues to 25.4% in fiscal 1997 from 37.3% in fiscal 1996. The dollar decrease in cost of revenues was largely due to reduced sales and to improved efficiency in production and technical support activities. The reduction as a percent of net revenues was primarily due to a decrease in the manufacturing cost per unit resulting from a change in the Company's product mix to the CD-Rom format from higher cost floppy disks, consolidation of the purchasing function which allowed the Company to obtain volume discounts with respect to manufacturing, continued reduction of technical support costs and reduced software amortization and royalty expense in the current year. In fiscal 1996, cost of revenues of $49,600,000 increased 42.2% or $14,716,000, from cost of revenues of $34,884,000 in fiscal 1995, while increasing as a percent of net revenues to 37.3% in fiscal 1996 from 29.7% in fiscal 1995. This dollar increase in cost of revenues was largely due to a corresponding increase in net revenues. The increase as a percent of net revenues resulted from higher production and technical support costs in fiscal 1996 due to the slower than expected integration of acquired operations. Additionally, the Company increased the reserves for obsolete and slow moving inventory during fiscal 1996.

     Software development and purchased software costs are capitalized once technological feasibility is achieved and are generally amortized over one to three year periods, commencing upon initial product release. In fiscal 1997, 1996, and 1995, Quarterdeck did not capitalize any internal software development, judging that costs incurred after achieving technological feasibility were immaterial, but did capitalize external software purchases of $0, $4,504,000 and $2,564,000, respectively.

     In fiscal 1997, amortization of capitalized software costs of $1,670,000 decreased 55% or $2,041,000, from amortization of capitalized software costs of $3,711,000 in fiscal 1996, reflecting the winding down of earlier capitalized amounts. In fiscal 1996, amortization of capitalized software costs of $3,711,000 increased 135.6% or $2,136,000, from amortization of capitalized software costs of $1,575,000 in fiscal 1995, largely reflecting the write-off of $1,746,000 in capitalization of products for which market demand had fallen or which the Company no longer planned to market.

     Future cost of revenues as a percentage of net revenues will depend upon the amount of amortization of capitalized software, the mix of sales by product, domestic versus international, and single unit sales versus multiple license packages, and the mix of third party developed and licensed products versus internally developed products, among other things.

OPERATING EXPENSES

     In fiscal 1997, total operating expenses of $76,569,000 decreased 51.4% or $81,017,000, from total operating expenses of $157,586,000 in fiscal 1996, while declining as a percent of net revenues to 91.4% in fiscal 1997 from 118.4% in fiscal 1996. This decline in total operating expenses resulted primarily from the Company's restructuring, consolidation, and downsizing activities which began late in fiscal 1996. In fiscal 1996, total operating expenses of $157,586,000 increased 115.8% or $84,563,000, from total operating expenses of $73,023,000 in fiscal 1995, while increasing as a percent of net revenues to 118.4% in fiscal 1996 from 62.1% in fiscal 1995. The large fiscal 1996 increase was primarily due to the expansion of the business through acquisitions during fiscal 1995 and fiscal 1996. During fiscal 1996, several mergers were accounted for as immaterial pooling of interests and periods prior to October 1, 1995 were not restated. Accordingly, $12,200,000 of fiscal 1996 operating expenses related to the acquired companies which were treated as immaterial pooling of interests do not include comparable expenses for fiscal 1995.

     Research and Development: Research and development expenses consist primarily of salaries, benefits and consulting fees to support product development, including product testing and documentation. In fiscal 1997, research and development expenses of $16,419,000 decreased 23.0% or $4,895,000, from research and development expenses of $21,314,000 in fiscal 1996, while increasing as a percent of net revenues to 19.6% in fiscal 1997 from 16.0% in fiscal 1996. The decrease in research and development expenses was largely due to a reduction in the quantity of products the Company is exploiting or developing. As discussed earlier, the Company has discontinued or divested non-core products. The research and development expenditures during fiscal 1997 were primarily focused on the portfolio of PC "helpware" products which comprise the Company's product strategy (See page 2). The increase in research and development expenses as a percent of net revenues was largely due to the reduction in net revenues during fiscal 1997 as compared to fiscal 1996. In fiscal 1996, research and development expenses of $21,314,000 increased 49.2% or $7,028,000, from research and development expenses of $14,286,000 in fiscal 1995, while increasing as a percent of net revenues to 16.0% in fiscal 1996 from 12.1% in fiscal 1995. The dollar increase was due in part to increased research and development staffing levels and to increases in payments to third parties for contracted product development required to support the Company's expanded product development efforts. The increased expense as a percent of net revenues was largely due to cost incurred to develop Internet products which did not generate revenue in proportion to development spending as compared to more established utility products.

     Sales and Marketing: Sales and marketing expenses consist of salaries and commissions and related costs of sales and marketing and customer service personnel as well as advertising, trade show and promotional expenses. In fiscal 1997, sales and marketing expenses of $29,305,000 decreased 55.8% or $37,050,000, from sales and marketing expenses of $66,355,000 in fiscal 1996, while decreasing as a percent of net revenues to 35.0% in fiscal 1997 from 49.9% in fiscal 1996. These decreases were largely due to headcount reductions due to the restructuring efforts and reduced advertising and market development expenditures. In fiscal 1996, sales and marketing expenses of $66,355,000 increased 116.7% or $35,731,000, from sales and marketing expenses of $30,624,000 in fiscal 1995, while increasing as a percent of net revenues to 49.9% in fiscal 1996 from 26.0% in fiscal 1995. The dollar increase in sales and marketing expense was primarily due to increases in sales and marketing headcount, increases in direct marketing expenses, and increases in market development funds, packaging, and collateral related expenses as a result of the Company's increased product portfolio. The 1996 increase as a percentage of net revenues was due to large expenditures for market development funds, advertising, and other variable sales and marketing expenditures which were committed based upon expected sales levels which did not occur.

     Quarterdeck believes substantial sales and marketing efforts are essential to achieve revenue growth and to maintain and enhance the Company's competitive position. Accordingly, with the continued expansion of its product lines and international operations, as well as the introduction of new and updgraded products, including products recently released and currently being developed for Windows 95 and Windows NT, Quarterdeck expects the expenses associated with these efforts to continue to constitute its most significant operating expense. There can be no assurance that these sales and marketing efforts will be successful in achieving their intended results.

     General and Administrative: General and administrative expenses consist of salaries and related costs of support departments, overhead and facilities. In fiscal 1997, general and administrative expenses of $17,227,000 decreased 46.4% or $14,901,000, from general and administrative expenses of $32,128,000 in fiscal 1996, while decreasing as a percent of net revenue to 20.5% in fiscal 1997 from 24.1% in fiscal 1996. These declines were largely due to reductions in headcount and facility related expenses due to the restructuring efforts late in fiscal 1996 and in fiscal 1997. In fiscal 1996, general and administrative expenses of $32,128,000 increased 55.2% or $11,424,000, from general and administrative expenses of $20,704,000 in fiscal 1995, while increasing as a percent of net revenues to 24.1% in fiscal 1996 from 17.6% in fiscal 1995. This increase as a percentage of net revenues was largely due to redundancies relating to acquisitions which were not integrated as quickly as expected.

     Acquisition and Other Charges: In fiscal 1997, acquisition and other charges of $(702,000) decreased 102.8% or $25,496,000, from acquisition and other charges of $24,794,000 in fiscal 1996, while decreasing as a percent of net revenues to (0.8%) in fiscal 1997 from 18.6% in fiscal 1996. During fiscal 1997, the Company acquired certain assets of TuneUp.com which resulted in an in-process research and development charge of approximately $268,000. Additionally, during fiscal 1997 Quarterdeck reversed over-accrued acquisition costs into income in the amount of $970,000 which related to estimated acquisition integration costs for companies acquired during fiscal 1995 and 1996, which were determined as no longer necessary, based on actual costs incurred. In fiscal 1996, acquisition and other charges of $24,794,000 increased 244.8% or $17,604,000, from acquisition and other charges of $7,190,000 in fiscal 1995, while increasing as a percent of net revenues to 18.6% in fiscal 1996 from 6.1% in fiscal 1995. During fiscal 1996, the Company recorded acquisition costs totaling $24,794,000 related primarily to the acquisitions of Inset, Datastorm, Future Labs, Vertisoft, Limbex, Interlink and Pinnacle technology. Included in this amount is $14,993,000 of acquired in-process research and development charges. During fiscal 1995, Quarterdeck recorded costs of $7,190,000 as a result of 1995 acquisitions. See Note 1 and Note 2 of Notes to Consolidated Financial Statements for further discussion.

     Restructuring Costs: In fiscal 1997, restructuring costs of $12,415,000 decreased 4.5% or $580,000, from restructuring costs of $12,995,000 in fiscal 1996, while increasing as a percent of net revenues to 14.8% in fiscal 1997 from 9.8% in fiscal 1996. During fiscal 1997, the Company recorded a total charge of $11,051,000 of which $6,155,000 is expected to be paid in cash, during the next fiscal year, relating to a restructuring program designed to continue to focus the Company on the new corporate strategy. This charge included the write off of operating assets used in discontinued operations, a severance provision for individuals who were terminated, the write down of the value of a building the Company plans to sell, and other obligations associated with recent downsizing and divestiture activities. In addition, the Company recorded an additional charge of $1,364,000 in fiscal 1997 related to the restructuring in September 1996.

     In fiscal 1996, restructuring costs of $12,995,000 increased $12,776,000, from restructuring costs of $219,000 in fiscal 1995, while increasing as a percent of net revenues to 9.8% in fiscal 1996 from 0.2% in fiscal 1995. Late in fiscal 1996, Quarterdeck implemented a comprehensive, corporate wide restructuring plan, designed to focus the Company's development and marketing efforts on those products and technologies with the most significant growth opportunities while optimizing profitability on certain of Quarterdeck's products that had experienced lower demand or were at the end of their product life cycle.

     Litigation Settlement: On December 19, 1997, the Company reached an agreement in principle to settle federal and state shareholder actions for $12,500,000, of which the Company will be required to pay approximately $1,905,000. Accordingly, Quarterdeck has recorded a charge of $1,905,000 for fiscal 1997. There were no litigation settlements in fiscal 1996 or fiscal 1995. See Legal Proceedings for further discussion.

     Other income (expense): In fiscal 1997, net other expense, of $2,143,000 increased $2,181,000, from net other income of $38,000 in fiscal 1996, while increasing as a percent of net revenues to 2.6% in fiscal 1997 from 0.0% in fiscal 1996. During fiscal 1997, net other expense was primarily due to losses of $2,922,000 on the Company's investments in Infonautics and Intelligence At Large partially offset by gains on the sales of Lernout & Hauspie stock and warrants of $1,026,000. Additionally, net losses on disposal of fixed assets were recorded of approximately $247,000. During fiscal 1996, net other income of $38,000 was comprised of gains on the sale of short term investments and sales of equipment.

     Interest income (expense): In fiscal 1997, net interest expense of $2,072,000 increased $1,967,000, from net interest expense of $105,000 in fiscal 1996, while increasing as a percent of net revenues to 2.5% in fiscal 1997 from 0.0% in fiscal 1996. Interest expense increased in fiscal 1997 because the convertible bonds issued in March 1996 were outstanding for the full year versus six months in fiscal 1996. Additionally, larger interest payments were made on its construction loan due to higher loan balances outstanding in fiscal 1997, and a higher interest rate was paid on a new revolving line of credit than under the previous line which was outstanding during fiscal 1996.

     Income Taxes: Income tax expenses for fiscal 1997, 1996 and 1995 were $130,000, $806,000 and $331,000, respectively. A 100% valuation allowance was applied to Quarterdeck's net deferred tax asset of $32,805,000 at September 30, 1997 (See Note 12 of the Notes to the Consolidated Financial Statements). The net deferred tax asset (before applying the valuation allowance) is comprised of the estimated tax effect of (a) expected future reversing temporary differences relating in part to charges taken for book purposes that are not deductible for federal income tax purposes until the amounts are paid in the future and (b) tax net operating losses. Management believes that it is not appropriate to record a deferred tax asset until such time as the Company is able to establish that it becomes more likely than not that the Company will realize some or all of the benefit of the net deferred tax asset. The net deferred tax assets, prior to the application of valuation allowances, for fiscal 1996 was $24,858,000 and for fiscal 1995 was $5,514,000.

TRENDS AND UNCERTAINTIES

     The computer software industry is subject to rapid technological change often evidenced by new competing products, improvements in existing products and improvements and/or upgrades to operating systems. The Company depends on the successful development or acquisition and resulting sales of new products, including upgrades of existing products, to replace revenues from products introduced in prior years that have begun to experience reduced revenues or have become obsolete. If the Company's leading products become outdated or are rendered obsolete as a result of improvements in operating systems, hardware or technology generally and lose market share faster than those revenues are replaced by new products or if new products or existing product upgrades are not introduced in a timely manner or do not achieve the revenues anticipated by the Company, the Company's operating results could be materially adversely affected. Even with normal development cycles, the market environment can change so quickly that features in certain products can become outdated soon after market introduction. These events may occur in the future and may have an adverse effect on future revenues and operating results.

     The Company is focusing significant efforts on evolving its core utilities and communication product lines into a set of products designed to enhance user performance, simplify system management and reduce the ongoing cost of ownership for networked personal computing. As part of this effort, the Company is developing new products and adapting its current technology into these products and has made and may continue to make strategic acquisitions and divestitures. There is no assurance these efforts will be successful. Other significant risks associated with the Company's focus on this category of products include the timing of releases in relation to competitive products, uncertainties surrounding the rate and extent of development of this new market and one-time losses and charges that may result from divestitures of non-core assets.

     The Company is also devoting substantial efforts to the development of software products that are designed to operate on Microsoft's Windows 95 and Windows NT. As a result of this focus, the Company's current revenues and profitability are dependent on the viability of such operating systems. In addition, Microsoft Corporation may incorporate advanced utilities or other features in Windows 95 and/or Windows NT that may decrease the demand for certain of the Company's products including those under development. Should the Company not be able to develop and market products successfully and timely that function under Windows 95 and Windows NT, and offer perceived value to Windows 95 and Window NT users beyond that which is offered in the base operating system, future revenues would be adversely affected.

     Although Quarterdeck believes that its product planning and development strategies and processes will result in successful development of technology innovations in the future, there can be no assurance that the Company's software development efforts will result in successful product introductions or increased revenues. Even with normal development cycles, the market environment can change so quickly that features in certain products can become outdated before or soon after market introduction.

     Quarterdeck believes that to remain competitive it is necessary to continue to invest in software development efforts while at the same time considering the acquisition and/or license of complementary software products. The Company anticipates that spending for software development and purchased software will continue as a significant expense in the future. However, because of the inherent uncertainties of software development projects and the software market in general, there can be no assurance that software development efforts or additional purchased software will result in successful product introductions or increased sales.

     Future competitive product releases may cause disruptions in orders for the Company's products while users and the marketplace evaluate the competitive products. The extent of the disruption in orders and the impact on future orders of the Company's products will depend on various factors that are not fully known at this time, including the level of functionality, performance and features included in the final release of these competitive products and the price thereof and the market's evaluation of competitive products compared to the then current functionality, performance, features and price of the Company's products.

     Quarterdeck believes substantial sales and marketing efforts are essential to achieve revenue growth and to maintain and enhance the Company's competitive position. Accordingly, Quarterdeck expects the expenses associated with these efforts to continue to constitute its most significant operating expense. There can be no assurance that these sales and marketing efforts will be successful in achieving their intended results.

     The Company's pattern of revenues and earnings were affected during prior periods and may be affected in the future by the phenomenon known as "channel fill." Channel fill occurs following the introduction of a new product or a new version of a product as distributors buy significant quantities of the new product or version in anticipation of sales of such product or version. Following such purchases, the rate of distributors' purchases often declines, depending on the rates of purchases by end users or "sell-through." The phenomenon of "channel fill" may also occur in anticipation of price increases or in response to sales promotions or incentives, some of which may be designed to encourage customers to accelerate purchases that might otherwise occur in later periods. Channels may also become filled simply because the distributors are unable to, or do not, sell their inventories to retail distribution or end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories. In addition, between the date the Company announces a new version or new product and the date of release, distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version of the product. Such order delays or cancellations can cause material fluctuations in revenues from one quarter to the next. Net revenues may be materially affected favorably or adversely by these effects. Like other manufacturers of package software products, the Company is exposed to the risk of product returns from distributors and reseller customers. Quarterdeck's return policy generally allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit toward future purchases. However, competitive factors and/or market conditions often require the Company to offer expanded rights of return for products that distributors or retailers are unable to sell. The Company also provides price protection rights to its distributors which generally give distributors credit for price decreases on products remaining in the distributors' inventory and on products remaining in retail customers' inventory. The Company estimates and maintains reserves for product returns. In addition to detailed historical return rates, the Company's estimate of return reserves takes into account future product upgrades and new releases, current market conditions and customer inventories, as well as any other known factors that could impact anticipated returns. There can be no assurance that actual returns will not exceed recorded allowances. Such excess returns can result in a material adverse effect on business, operating results and financial condition.

     Recruitment of personnel in the computer software industry is highly competitive. The Company's success depends to a significant extent upon the performance of its executive officers and other key personnel. The Company believes its ability to attract and retain highly qualified personnel has been adversely affected by the Company's recent restructurings and financial performance. As a result, there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of key individuals or the inability to attract and retain highly qualified personnel, including developers, could have a material adverse effect on the Company.

     The Company's Series C Preferred Stock is convertible into shares of Common Stock as described in Note 6 to the Consolidated Financial Statements. The exact number of shares of Common Stock issuable upon conversion of all of the Series C Preferred Stock cannot currently be estimated but, generally, such issuances of Common Stock, respectively, will vary inversely with the market price of the Common Stock. The holders of Common Stock may be materially diluted by conversion of the Series C Preferred Stock which dilution will depend on, among other things, the future market price of the Common Stock and the decisions by holders of shares of Series C Preferred Stock as to when to convert such shares. If the market price of the Common Stock was $1.00, $2.00 or $3.00, the aggregate number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock would be approximately 31,600,000, 15,800,000 or 10,500,000 shares of Common Stock, respectively. To the extent the market price per share of the Common Stock is lower or higher than the examples set forth above, the Company would issue more or less shares of Common Stock than reflected in such examples, and such difference could be material. The Company's stock has experienced wide fluctuations in its stock price and stock market volatility, whether related to the stock market generally or the Company specifically. Such fluctuations, if coincident in time with conversions of Series C Preferred Stock, will impact directly the number of shares of Common Stock issuable upon conversion thereof. The terms of the Series C Preferred Stock do not provide for any limit on the number of shares of Common Stock which the Company may be required to issue in respect thereof. See Part II for further discussion.

     During fiscal 1995 and fiscal 1996, the Company consummated a number of acquisitions which broadened the Company's product portfolio and sales distribution channels. At the end of fiscal 1996 and during fiscal 1997, the Company implemented a comprehensive, corporate-wide restructuring plan to focus the Company in the utilities and communications software categories. The Company's results for fiscal 1996 and fiscal 1997 were negatively impacted by the costs of integrations, acquisitions, including severance payments and asset devaluations. The Company may in the future make strategic acquisitions and divestitures. Implementation of these strategic transactions could result in charges and write-downs having a material adverse effect on the Company's financial results. In addition, there are significant business risks associated with acquisitions, including the successful integration of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, the diversion of management's attention from day to day matters and the integration of acquired products. Acquisitions may result in the Company competing with companies and in markets where the Company had not previously competed. There may also be an adverse impact on the revenues of acquired companies due to the transition of products sales and marketing and research and development activities.

PATENTS, TRADEMARKS AND PRODUCT PROTECTION

     The Company relies on a combination of trade secret, patent, copyright and trademark laws, license agreements and nondisclosure agreements to protect its rights to its products. The Company provides its products to end users under a nonexclusive license that by its terms limits the warranties provided by and liability of the Company. The ability of software companies to enforce such licenses has not been finally determined by the U.S. Supreme Court. The use and registration by the Company of its trademarks and servicemarks do not assure that the Company has superior rights to others that may have registered or used identical or related marks on related goods or services, nor that such registrations or uses by others will not be used to attempt to foreclose use of a particular mark by the Company.

     The extent to which U.S. and foreign copyright and patent laws protect software has not been fully determined. In addition, changes in the interpretation of copyright and patent laws could expand or reduce the extent to which the Company or its competitors are able to protect their software and related intellectual property.

     Policing the unauthorized use of computer software is difficult and software piracy is expected to continue to be a persistent problem for the packaged software industry, particularly in certain international markets, and therefore for the Company.

     Over the last several years, the number of software-related patents issued by the United States Patent and Trademark Office has increased dramatically. The Company does not know all of the patents that have issued or that may be pending that could cover any of its products. Accordingly, the Company may not have, or may at any time lose, the right to develop, use or distribute one or more of its products. Any patent that precludes the Company from developing, using or distributing one or more of its products, that forces the Company to pay substantial royalties or substantial attorneys fees and other litigation costs, or that casts doubt on the Company's right to develop, use or distribute any product could have a material adverse effect on the Company.

FACTORS AFFECTING QUARTERLY RESULTS AND STOCK PRICE

     The Company's future operating results and stock price could be subject to significant fluctuations and volatility. The Company's revenues and quarterly operating results may experience significant fluctuations and be unpredictable as the result of a number of factors including, among others, introduction of new or enhanced products by the Company or its competitors, rapid technological changes in the Company's markets, seasonality of revenues, changes in operating expenses and general economic conditions. The Company's net revenues and net income (loss) have fluctuated significantly from year to year and from quarter to quarter since the Company's initial public offering June 1991.

     The Company also has experienced wide fluctuations in its stock price, which may be subject to significant fluctuations in the future over a short period of time. The trading price of the Common Stock increased from approximately $3.00 in January 1995 to a high of approximately $39.00 in December 1995 to a low of approximately $2.00 in May 1997. Fluctuations may be due to factors specific to the Company, to changes in analysts' estimates or to factors affecting the computer industry or the securities markets in general. In addition, since net income per share is calculated using the treasury stock method (see Note 1 of the Notes to Consolidated Financial Statements), increases in the price of Quarterdeck's stock can have an adverse impact on the calculation of net income per share in that period as more outstanding instruments are included as common shares outstanding. This and other factors, including the existence or conversion of any outstanding convertible securities, any decline in revenues or quarterly operating results, or the failure to meet market expectations, could have an immediate and significant effect on the trading price of the Common Stock in any given period.

     In accordance with generally accepted accounting principles, the effect of convertible securities and common stock equivalents would be considered in performing the calculation of fully diluted earnings per share. In the event the Company were to record a net profit, the number of shares used to calculate earnings per share would be significantly higher due to the effect these convertible securities and common stock equivalents.

RECENT ACCOUNTING PRONOUNCEMENTS

     New accounting pronouncements SFAS No. 128, "Earnings Per Share," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related

Information," (discussed in Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies)."

     The Company's basic earnings (loss) per share as calculated under SFAS 128 are $(0.43), $(2.15) and $0.33 for the years ended September 30, 1997, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $1,903,000 to $23,651,000 at September 30, 1997 from $25,554,000 at September 30, 1996. Working capital, which is the excess of current assets over current liabilities, at September 30, 1997 was $6,917,000 as compared to a deficit of $(4,684,000) at September 30, 1996.

     Operating activities: Cash used in operating activities of $(10,889,000) was primarily due to a net reduction in assets and liabilities of $(7,546,000) which resulted from net reductions in receivables, inventories, and other assets of $7,124,000 being offset by net reductions in payables, accrued liabilities, accrued acquisition, restructuring and other charges, and foreign currency translation adjustment of $(14,670,000). An additional $(3,343,000) of cash was used as a result of the Company's net loss of $(18,398,000) offset by non cash charges of $15,055,000.

     The reduction in accounts payable and accrued liabilities was due to payments made to trade vendors and an overall decline in the level of the Company's operating expenses as a result of the execution of the restructuring plans. The reduction in accrued acquisition, restructuring and other charges was due to payments made during the execution of the fiscal 1996 restructuring plan. The reductions in accounts receivable and inventory were due to aggressive collections and tight inventory control and the consolidation of the purchasing function during fiscal 1997. The reduction in other assets was largely due to a write off of the Intelligence At Large investment, the sale of the Lernout and Hauspie investment during fiscal 1997, and the reclassification of the Infonautics investment to other current assets.

     Investing activities: Cash used in investing activities of $3,686,000 was largely due to capital expenditures of $2,093,000 related to completing the construction of the Columbia, Missouri building, as required by the March 1996 acquisition agreement of Datastorm and normal purchases of office, computer, and telephone system equipment for the Company.

     Financing activities: Cash provided by financing activities of $12,672,000 was primarily related to net proceeds of $24,594,000 from the sale of Series C convertible preferred stock, $10,000,000 of which was utilized to repurchase the remaining outstanding Series B convertible preferred stock. An additional $689,000 was received from the issuance of common stock due to the exercise of stock options and $1,669,000 in borrowings offset by approximately $4,280,000 in repayments of debt.

     On March 28, 1996, the Company issued $25,000,000 principal amount of 6% Convertible Senior Subordinated Notes, due 2001 ("Notes"), to an institutional investor in a private placement pursuant to the terms of a Note Agreement, dated March 1, 1996. See Note 5 of the Consolidated Financial Statements for further discussion.

     In April 1997, the Company established an asset based line of credit with Greyrock Business Credit, a division of NationsBank. The Company repaid and terminated its existing line with Bank of America with proceeds from the new line. Maximum borrowings under the new line are the lesser of $12,000,000 and the sum of 85% of eligible accounts receivable plus the value of inventory to a maximum of $2,000,000. The line can be used for general corporate purposes, including investments and acquisitions, and bears interest at prime plus 2%. The line is secured by substantially all assets of Quarterdeck. The Company is obligated to pay a minimum interest charge of $10,000 per month and comply with certain other non-financial covenants and restrictions. At September 30, 1997, the Company had $1,579,000 outstanding under the line and the ability to borrow up to a maximum amount of $9,528,000. The current term of the agreement matures on March 31, 1998. This agreement is automatically renewable for successive additional one year terms unless advance notification is provided by either party prior to the next maturity date.

     In April 1996, the Company borrowed $2,000,000 from a bank to partially finance the completion of the building in Columbia, Missouri. The loan was paid in full in April 1997.

     On August 6, 1996, the Company's Datastorm subsidiary secured construction financing from a bank of up to $5,000,000 with an interest rate equal to the bank's commercial base rate, currently prime plus 2%, secured by the newly constructed Columbia, Missouri building. The principal amount outstanding as of September 30, 1997 is $4,000,000. The principal amount plus any unpaid interest was originally due February 7, 1997, and has been extended until October 5, 1997 with the maximum borrowings reduced to $3,500,000 as of October 5, 1997. The loan is due for repayment in full on January 5, 1998. Management is pursuing the sale and/or lease of the facility and other long-term take-out financing options. There can be no assurance that the Company will be successful in achieving a sale on favorable terms or in obtaining such longterm financing with acceptable terms and conditions. As part of the September 30, 1997 restructuring, the Company wrote the net book value of the building down to $7,000,000 and in the event the building is sold for a price lower than Quarterdeck's net book value at the time of the sale, the Company would realize a loss which may be material to Quarterdeck's financial results.

     On September 30, 1996, the Company issued 200,000 shares of Series B Convertible Preferred Stock, stated value $100 per share (the "Series B Preferred Stock"), and a warrant (the "Warrant") to acquire shares of Common Stock of the Company for $20,000,000 in cash. During fiscal 1997, $10,000,000 of Series B Convertible Preferred Stock was converted into Common Stock and $10,000,000 was repurchased by the Company with a portion of the proceeds from the issuance of the Series C Convertible Preferred Stock.

     In September and between October and November 4, 1997, the Company issued 26,025 and 2,975 shares, respectively of Series C Convertible Preferred Stock, stated value $1000 per share (the "Series C Preferred Stock"), of the Company for $26,025,000 and $2,975,000, respectively. See Part II and Note 6 to the Consolidated Financial Statements for further discussion.

     Stockholder approval is being sought to allow the Company to issue 20% or more of its Common Stock upon conversion of the Series C Preferred Stock. If such approval is not obtained, the Company will be obligated to immediately redeem, at a premium, shares of Series C Preferred Stock, the number of which will depend on the per share market price of the Common Stock on the date of redemption. There can be no assurance that the Company will have available the cash resources to satisfy its redemption obligations. Compliance with the redemption obligation would have a material adverse affect on the Company's financial condition and ability to implement its business strategy. See "Part II, Recent Sales of Unregistered Securities" for a further discussion.

     On December 19, 1997, the Company reached an agreement in principle to settle the shareholder litigation for $12,500,000. The Company will be required to pay approximately $1,905,000 as part of this settlement. The Company's directors' and officers' insurance carrier will contribute $10,595,000 to the settlement.

     The Company believes existing working capital, borrowing capacity under the line of credit and additional borrowing against, or net proceeds from the sale of, real estate will be sufficient to fund operations of the Company's core business for fiscal 1998. Nevertheless, the Company may explore various financing alternatives in order to finance an expansion of the core business of the Company and help provide additional working capital for operations. There is no assurance that additional financing will be available, or if available, will be available on acceptable terms. Any decision or ability to obtain financing through debt or equity investment will depend on various factors, including, among others, revenues, financial market conditions, strategic acquisition and investment opportunities, and developments in the Company's markets. The sale of additional equity securities or future conversion of any convertible debt would result in additional dilution to the Company's stockholders.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. Consolidated Financial Statements

        Consolidated Balance Sheets at September 30, 1997 and 1996

        Consolidated Statements of Operations for fiscal years ended September 30, 1997, 1996 and 1995

        Consolidated Statements of Stockholders' Equity for fiscal years ended September 30, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows for fiscal years ended September 30, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements

     2. Consolidated Financial Statement Schedule

        Schedule II -- Valuation and Qualifying Accounts

        All other schedules are omitted because they are not required, or are not applicable, or because the required information is included in Item 8.

     3. Exhibits

   EXHIBIT
    NUMBER
  ----------
    3.1(2)      Certificate of Incorporation of the Company.
    3.2(11)     Certificate of Amendment of Certificate of Incorporation of the Company.
    3.3(10)     Certificate of Designations of Series B Convertible Preferred Stock.
    3.4(11)     Amended Designations of Series A Junior Participating Preferred Stock of the
                Company.
    3.5(15)     Certificate of Designations of Series C Convertible Preferred Stock.
    3.5(6)      Amended and Restated Bylaws of the Company.
    4.1(4)      Rights Agreement, dated as of August 11, 1992, between Registrant and Bank of
                America NT & SA (the "Rights Agreement").
    4.2(10)     Form of Amendment to the Rights Agreement dated November 7, 1996.
    4.3(15)     Form of Amendment to the Rights Agreement dated September 30, 1997.
    4.4(8)      Note Agreement between the Company and The Northwestern Mutual Life Insurance
                Company dated as of March 1, 1996.
  *10.1(2)      Amended and Restated 1990 Stock Plan, as amended to date.
  *10.2(3)      Form of Option Agreement utilized with 1990 Stock Plan.
  *10.3(5)      Amended and Restated 1990 Directors Stock Option Plan and Form of Option
                Agreement.
  *10.4(9)      1996 Acquisition Stock Incentive Plan.
  *10.5(11)     Consulting Agreement between the Company, King R. Lee & Associates, Inc., and
                King R. Lee, dated as of August 27, 1996.
  *10.6(2)      Form of Indemnification Agreement between the Company and certain of its officers and directors.
  *10.7(7)      Management Employment Contract between the Company and Jim Moise, dated as of
                January 27, 1995.
  *10.8(11)     Employment Agreement between the Company and Bradley D. Schwartz, dated as of
                January 16, 1995.
  *10.9(11)     Employment Agreement between the Company and Anatoly Tikhman, dated as of July
                24, 1996.
  *10.10(11)    Employment Agreement between the Company and Joe Fusco, dated as of September
                19, 1996.
  *10.11(12)    Employment Agreement between the Company and Curt Hessler, dated as of January
                13, 1997.
  *10.12(14)    Employment Agreement between the Company and Ron Ben-Yehuda, dated as of May
                1, 1996, as amended.
  *10.13(14)    Employment Agreement between the Company and Marc Epstein, dated as of July
                11, 1996.
  *10.14(14)    Employment Agreement between the Company and Tom Mackey, dated as of June 20,
                1997.
   10.15(7)     Lease between the Company and Marina Business Center, dated as of July 17,
                1995, with respect to headquarters property.
   10.16(7)     Lease between Landmark Research International Corporation, a subsidiary of the
                Company, and Chase Federal Bank, dated as of March 15, 1995, with respect to property used by Quarterdeck Select.
   10.15(2)     Domestic (U.S.) Distribution License Agreement between the Company and
                Merisel, Inc., dated as of April 4, 1991.

   EXHIBIT
    NUMBER
  ----------
   10.17(2)     Domestic (U.S.) Distribution License Agreement between the Company and Ingram
                Micro, Inc., dated as of May 16, 1991.
   10.18(13)    Loan and Security Agreement between the Company and Greyrock Business Credit, a division of NationsCredit Commercial Corporation, dated as of April 1, 1997.
   10.19(14)    Asset Purchase Agreement between TOC Holding Company formerly known as
                TuneUp.Com, Inc. and the Company, dated as of May 14, 1997.
   21.1(1)      Subsidiaries of the Company.
   23.1(1)      Consent of KPMG Peat Marwick LLP, independent certified public accountants.
   27(1)        Financial Data Schedule

---------------

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

 (7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1995, and incorporated herein by reference.

 (8) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 28, 1996, and incorporated herein by reference.

 (9) Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-4602), and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Current Report on Form 8-K dated November 25, 1996, and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Annual Report on Form 10-Q for the year ended September 30, 1996, and incorporated herein by reference.

(12) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, and incorporated herein by reference.

(13) Filed as an exhibit to the Company's Current Report on Form 8-K dated April 14, 1997, and incorporated herein by reference.

(14) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

(15) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 30, 1996, and incorporated herein by reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report..........................................................   27
Consolidated Balance Sheets at September 30, 1997 and 1996............................   28
Consolidated Statements of Operations for fiscal years ended September 30, 1997, 1996
  and 1995............................................................................   29
Consolidated Statements of Stockholders' Equity for fiscal years ended September 30,
  1997, 1996 and 1995.................................................................   30
Consolidated Statements of Cash Flows for fiscal years ended September 30, 1997, 1996
  and 1995............................................................................   33
Notes to Consolidated Financial Statements............................................   34

                         CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Schedule II -- Valuation and Qualifying Accounts......................................   56

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Quarterdeck Corporation:

     We have audited the consolidated financial statements of Quarterdeck Corporation and subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997. In connection with our audits of the consolidated financial statements, we have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quarterdeck Corporation and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP

Los Angeles, California
November 7, 1997, except for the first paragraph of note 13, which is as of December 19, 1997

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                              SEPTEMBER 30,
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
Current assets:
  Cash and short-term investments........................................  $23,651     $25,554
  Trade accounts receivable..............................................    7,028       9,265
  Inventories............................................................    1,177       2,151
  Other current assets...................................................    4,655       5,594
                                                                           -------     -------
          Total current assets...........................................   36,511      42,564
Equipment and leasehold improvements, net................................   14,153      21,252
Capitalized software costs, net..........................................    1,790       3,448
Other assets.............................................................    3,427       9,517
                                                                           -------     -------
                                                                           $55,881     $76,781
                                                                           =======     =======
                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................................  $ 3,792     $10,685
  Accrued liabilities....................................................   14,196      17,232
  Accrued acquisition, restructuring and other charges...................    5,385      10,940
  Income tax payable.....................................................      627          --
  Notes payable to banks.................................................    5,579       8,280
  Current portion of long-term obligations...............................       15         111
                                                                           -------     -------
          Total current liabilities......................................   29,594      47,248
Convertible notes........................................................   25,000      25,000
Other long-term obligations, less current portion........................      114         108
                                                                           -------     -------
          Total liabilities..............................................   54,708      72,356
Liquidity (Note 16)
Commitments and litigation (Notes 13 and 14)
Stockholders' equity:
  Series B Preferred stock (Par value $100, authorized: 2,000,000; issued and outstanding: 0 and 200,000 shares, respectively, liquidation
     preference $20,000).................................................       --      20,000
  Series C Preferred stock (Par value $1,000, authorized: 29,000; issued and outstanding: 26,025 and 0 shares, respectively, liquidation
     preference $26,025).................................................   24,594          --
  Common stock (Par value $0.001, authorized: 70,000,000 shares; issued
     and outstanding: 43,339,000 and 37,666,000 shares, respectively)....       43          38
  Additional paid-in capital.............................................   75,630      64,819
  Accumulated deficit....................................................  (98,164)    (79,766)
  Foreign currency translation adjustment................................     (281)       (468)
  Notes receivable from directors for sale of stock......................      (18)        (18)
  Net unrealized gain (loss) on marketable securities....................      (72)        379
  Treasury stock.........................................................     (559)       (559)
                                                                           -------     -------
          Total stockholders' equity.....................................    1,173       4,425
                                                                           -------     -------
                                                                           $55,881     $76,781
                                                                           =======     =======

          See accompanying notes to consolidated financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEAR ENDED
                                                                       SEPTEMBER 30,
                                                             ----------------------------------
                                                               1997         1996         1995
                                                             --------     --------     --------
Net revenues...............................................  $ 83,787     $133,100     $117,606
Cost of revenues...........................................    21,271       49,600       34,884
                                                             --------     --------     --------
  Gross profit.............................................    62,516       83,500       82,722
Operating expenses:
  Research and development.................................    16,419       21,314       14,286
  Sales and marketing......................................    29,305       66,355       30,624
  General and administrative...............................    17,227       32,128       20,704
  Acquisition, restructuring and other charges.............    11,713       37,789        7,409
  Litigation settlement....................................     1,905           --           --
                                                             --------     --------     --------
  Total operating expenses.................................    76,569      157,586       73,023
Operating income (loss)....................................   (14,053)     (74,086)       9,699
Other income (expense), net................................    (2,143)          38          (38)
Interest income (expense), net.............................    (2,072)        (105)       1,922
                                                             --------     --------     --------
Income (loss) before income taxes..........................   (18,268)     (74,153)      11,583
Provision for income taxes.................................       130          806          331
                                                             --------     --------     --------
Net income (loss)..........................................  $(18,398)    $(74,959)    $ 11,252
                                                             ========     ========     ========
Net income (loss) per share:
  Primary..................................................  $ (0 .43)    $  (2.15)    $   0.32
                                                             --------     --------     --------
  Fully diluted............................................  $ (0 .43)    $  (2.15)    $   0.31
                                                             --------     --------     --------
Shares used to compute net income (loss) per share:
  Primary..................................................    43,168       34,894       35,557
                                                             --------     --------     --------
  Fully diluted............................................    43,168       34,894       36,499
                                                             --------     --------     --------
Additional unaudited pro forma data:
  Income (loss) before taxes...............................  $(18,268)    $(74,153)    $ 11,583
  Pro forma income tax expense.............................       130          806        3,406
                                                             --------     --------     --------
  Pro forma net income (loss)..............................  $(18,398)    $(74,959)    $  8,177
                                                             ========     ========     ========
Pro forma income (loss) per share:
  Primary..................................................  $ (0 .43)    $  (2.15)    $   0.23
                                                             --------     --------     --------
  Fully diluted............................................  $ (0 .43)    $  (2.15)    $   0.22
                                                             ========     ========     ========

          See accompanying notes to consolidated financial statements

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     SERIES B          SERIES C
                                  PREFERRED STOCK   PREFERRED STOCK    COMMON STOCK                ADDITIONAL     FOREIGN
                                  ---------------   ---------------   ---------------   TREASURY    PAID IN      CURRENCY
                                  SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT    STOCK      CAPITAL     TRANSACTION
                                  -------  ------   -------  ------   -------  ------   --------   ----------   -----------
Balance, September 30, 1994......      --     --         --     --     33,033   $ 33     $  (27)    $ 34,695       $(556)
Adjustment for Internetware, Inc.
  pooling of interest............      --     --         --     --        460      1         --            9          --
Adjustment for StarNine
  Technologies, Inc. pooling of
  interest.......................      --     --         --     --        524      1         --          223          --
Adjustment for Datastorm, Ltd.
  pooling of interest............      --     --         --     --         --     --         --          441          --
Acquisition of assets from
  Prospero.......................      --     --         --     --        155     --         --        2,900
Exercise of StarNine
  Technologies, Inc. stock
  options........................      --     --         --     --        149     --         --          224          --
Issuance of common stock by Inset
  Systems, Inc...................      --     --         --     --         63     --         --            5          --
Common stock options exercised...      --     --         --     --        351     --         --          579          --
Treasury shares, at cost.........      --     --         --     --       (62)     --       (532)          22          --
Tax benefits arising from
  exercise of non-qualified stock
  options........................      --     --         --     --         --     --         --           59          --
Undistributed earnings of
  subchapter -S- subsidiaries....      --     --         --     --         --     --         --        8,154          --
Capital contributions............      --     --         --     --         --     --         --          450          --
Net income.......................      --     --         --     --         --     --         --           --          --
Distribution to shareholders.....      --     --         --     --         --     --         --       (7,888)         --
Duplicate earnings elimination
  for poolings...................      --     --         --     --         --     --         --           --          --
Net increase in unrealized
  gain...........................      --     --         --     --         --     --         --           --          --
Foreign currency translation
  adjustment.....................      --     --         --     --         --     --         --           --          (7)
                                   ------   ----     ------   ----     ------    ---      -----      -------       -----
Balance, September 30, 1995......      --   $ --         --   $ --     34,673   $ 35     $ (559)    $ 39,873       $(563)
                                   ======   ====     ======   ====     ======    ===      =====      =======       =====

                                     NOTES          NET
                                   RECEIVABLE   UNREALIZED
                                      FROM      GAIN/(LOSS)     RETAINED
                                   DIRECTORS        ON          EARNINGS         TOTAL
                                   FOR SALES    MARKETABLE    (ACCUMULATED   STOCKHOLDER'S
                                    OF STOCK    SECURITIES      DEFICIT)        EQUITY
                                   ----------   -----------   ------------   -------------
                                  <
Balance, September 30, 1994......       --         $  --        $  2,464        $36,609
Adjustment for Internetware, Inc.
  pooling of interest............       --            --             (46)           (36)
Adjustment for StarNine
  Technologies, Inc. pooling of
  interest.......................       --            33             245            502
Adjustment for Datastorm, Ltd.
  pooling of interest............       --            --              --            441
Acquisition of assets from
  Prospero.......................                     --              --          2,900
Exercise of StarNine
  Technologies, Inc. stock
  options........................       --            --              --            224
Issuance of common stock by Inset
  Systems, Inc...................       --            --              --              5
Common stock options exercised...      (70)           --              --            509
Treasury shares, at cost.........       --            --              --           (510)
Tax benefits arising from
  exercise of non-qualified stock
  options........................       --            --              --             59
Undistributed earnings of
  subchapter -S- subsidiaries....       --            --          (8,154)            --
Capital contributions............       --            --              --            450
Net income.......................       --            --          11,252         11,252
Distribution to shareholders.....       --            --             (18)        (7,906)
Duplicate earnings elimination
  for poolings...................       --            --            (384)          (384)
Net increase in unrealized
  gain...........................       --           162              --            162
Foreign currency translation
  adjustment.....................       --            --              --             (7)
                                      ----          ----         -------        -------
Balance, September 30, 1995......     $(70)        $ 195        $  5,359        $44,270
                                      ====          ====         =======        =======

          See accompanying notes to consolidated financial statements

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                        SERIES B           SERIES C
                                    PREFERRED STOCK    PREFERRED STOCK     COMMON STOCK                ADDITIONAL     FOREIGN
                                    ----------------   ----------------   ---------------   TREASURY    PAID-IN      CURRENCY
                                    SHARES   AMOUNT    SHARES   AMOUNT    SHARES   AMOUNT    STOCK      CAPITAL     TRANSLATION
                                    ------   -------   ------   -------   ------   ------   --------   ----------   -----------
Balance, September 30, 1995.......     --    $    --      --    $    --   34,673    $ 35     $ (559)    $ 39,873       $(563)
Adjustment for Datastorm and Inset
  poolings of interest............     --         --      --         --       35      --         --          385          23
Adjustment for Vertisoft pooling
  of interest.....................     --         --      --         --       --      --         --           40          --
Adjustment for Future Labs pooling
  of interest.....................     --         --      --         --      664       1         --        1,987          --
Duplicate earnings elimination for
  Datastorm pooling...............     --         --      --         --       --      --         --           --          --
Purchase of Limbex................     --         --      --         --    1,310       1         --       14,370          --
Stock issuance for purchase of
  InterLink.......................     --         --      --         --      205      --         --        3,000          --
Stock issuance for purchase of
  assets from Pinnacle............     --         --      --         --      198      --         --        1,800          --
Net loss..........................     --         --      --         --       --      --         --           --          --
Undistributed earnings of
  subchapter - S- subsidiaries....     --         --      --         --       --      --         --        8,967          --
Distribution to shareholders......     --         --      --         --       --      --         --       (7,307)         --
Net increase in unrealized gain...     --         --      --         --       --      --         --           --          --
Common stock options exercised....     --         --      --         --      581       1         --        2,979          --
Foreign currency translation
  adjustment......................     --         --      --         --       --      --         --           --          72
Issuance of convertible
  preferred.......................    200     20,000      --         --       --      --         --           --          --
Cost of preferred stock
  issuance........................     --         --      --         --       --      --         --       (1,275)         --
                                      ---    -------     ---        ---   -------   ----      -----      -------       -----
Balance, September 30, 1996.......    200    $20,000      --    $    --   37,666    $ 38     $ (559)    $ 64,819       $(468)
                                      ===    =======     ===        ===   =======   ====      =====      =======       =====

                                      NOTES         NET
                                    RECEIVABLE   UNREALIZED
                                       FROM      GAIN/(LOSS)    RETAINED
                                    DIRECTORS        ON         EARNINGS         TOTAL
                                    FOR SALES    MARKETABLE   (ACCUMULATED   STOCKHOLDER'S
                                     OF STOCK    SECURITIES     DEFICIT)        EQUITY
                                    ----------   ----------   ------------   -------------
Balance, September 30, 1995.......     $(70)        $195        $  5,359        $44,270
Adjustment for Datastorm and Inset
  poolings of interest............       --           --              --            408
Adjustment for Vertisoft pooling
  of interest.....................       --           --             999          1,039
Adjustment for Future Labs pooling
  of interest.....................       --           --          (1,481)           507
Duplicate earnings elimination for
  Datastorm pooling...............       --           --            (717)          (717)
Purchase of Limbex................       --           --              --         14,371
Stock issuance for purchase of
  InterLink.......................       --           --              --          3,000
Stock issuance for purchase of
  assets from Pinnacle............       --           --              --          1,800
Net loss..........................       --           --         (74,959)       (74,959)
Undistributed earnings of
  subchapter - S- subsidiaries....       --           --          (8,967)            --
Distribution to shareholders......       --           --              --         (7,307)
Net increase in unrealized gain...       --          184              --            184
Common stock options exercised....       52           --              --          3,032
Foreign currency translation
  adjustment......................       --           --              --             72
Issuance of convertible
  preferred.......................       --           --              --         20,000
Cost of preferred stock
  issuance........................       --           --              --         (1,275)
                                       ----         ----         -------         ------
Balance, September 30, 1996.......     $(18)        $379        $(79,766)       $ 4,425
                                       ====         ====         =======         ======

          See accompanying notes to consolidated financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     SERIES B            SERIES C
                                  PREFERRED STOCK    PREFERRED STOCK     COMMON STOCK                ADDITIONAL     FOREIGN
                                 -----------------   ----------------   ---------------   TREASURY    PAID IN      CURRENCY
                                 SHARES    AMOUNT    SHARES   AMOUNT    SHARES   AMOUNT    STOCK      CAPITAL     TRANSACTION
                                 ------   --------   ------   -------   ------   ------   --------   ----------   -----------
Balance, September 30, 1996.....   200    $ 20,000     --     $   --    37,666    $ 38     $ (559)    $ 64,819       $(468)
Common stock options
  exercised.....................    --          --     --         --      334       --         --          689          --
Net loss........................    --          --     --         --       --       --         --           --          --
Other...........................    --          --     --         --       --       --         --           31          --
Net decrease in unrealized
  gain..........................    --          --     --         --       --       --         --           --          --
Stock issuance for purchase of
  Limbex........................    --          --     --         --    1,372        1         --           (1)         --
Amortization of warrants
  issued........................    --          --     --         --       --       --         --           96          --
Stock issuance for purchase of
  InterLink.....................    --          --     --         --      205       --         --           --          --
Conversion of Series B preferred
  stock.........................  (100)    (10,000)    --         --    3,762        4         --        9,996          --
Issuance of convertible
  preferred stock, net..........    --          --     26     24,594       --       --         --           --          --
Repurchase of convertible
  preferred stock...............  (100)    (10,000)    --         --       --       --         --           --          --
Foreign currency translation
  adjustment....................    --          --     --         --       --       --         --           --         187
                                  ----      ------    ---     -------   ------   ----- -      ---        -----    ------ -
Balance, September 30, 1997.....     0    $      0     26     $24,594   43,339    $ 43     $ (559)    $ 75,630       $(281)
                                  ====      ======    ===     =======   ======   ======       ===        =====     =======

                                    NOTES          NET
                                  RECEIVABLE   UNREALIZED
                                     FROM      GAIN/(LOSS)     RETAINED
                                  DIRECTORS        ON          EARNINGS         TOTAL
                                  FOR SALES    MARKETABLE    (ACCUMULATED   STOCKHOLDER'S
                                   OF STOCK    SECURITIES      DEFICIT)        EQUITY
                                  ----------   -----------   ------------   -------------
                                 <
Balance, September 30, 1996.....     $(18)        $ 379        $(79,766)       $ 4,425
Common stock options
  exercised.....................       --            --              --            689
Net loss........................       --            --         (18,398)       (18,398)
Other...........................       --            --              --             31
Net decrease in unrealized
  gain..........................       --          (451)             --           (451)
Stock issuance for purchase of
  Limbex........................       --            --              --             --
Amortization of warrants
  issued........................       --            --              --             96
Stock issuance for purchase of
  InterLink.....................       --            --              --             --
Conversion of Series B preferred
  stock.........................       --            --              --             --
Issuance of convertible
  preferred stock, net..........       --            --              --         24,594
Repurchase of convertible
  preferred stock...............       --            --              --        (10,000)
Foreign currency translation
  adjustment....................       --            --              --            187
                                    -----          ----        --------        -------
Balance, September 30, 1997.....     $(18)        $ (72)       $(98,164)       $ 1,173
                                    =====          ====        ========        =======

          See accompanying notes to consolidated financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (IN THOUSANDS)

                                                                           YEAR ENDED SEPTEMBER 30,
                                                                      -----------------------------------
                                                                        1997         1996         1995
                                                                      --------     --------     ---------
Cash flows from operating activities:
  Net income (loss).................................................  $(18,398)    $(74,959)    $  11,252
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization of equipment and leasehold
      improvements..................................................     4,900        6,063         3,610
    Amortization of capitalized software costs and other
      intangibles...................................................     1,670        3,770         1,575
    Write-off of property and equipment.............................     6,474        1,409            --
    Write-off of capitalized software costs and prepaid royalties...        77        4,860            --
    Realized loss on marketable securities..........................     1,666           --            --
    Stock compensation..............................................        --           --            59
    Elimination of duplicate net income from acquired entities......        --         (717)         (384)
    Loss on sale or abandonment of assets...........................        --           --            38
    Write-off of in-process research and development................       268       14,993         2,900
Changes in assets and liabilities:
    Trade accounts receivable.......................................     2,237        4,591        (7,749)
    Refundable income taxes.........................................        --           --         6,301
    Deferred income taxes...........................................        --        3,072        (2,178)
    Inventories.....................................................       974          130          (435)
    Other current assets............................................      (511)      (3,420)       (1,565)
    Other assets....................................................     4,424       (4,092)         (203)
    Accounts payable................................................    (6,893)      (6,171)        5,342
    Accrued liabilities.............................................    (3,036)          68         1,865
    Income taxes payable............................................       627           --            --
    Accrued acquisition, restructuring and other charges............    (5,555)         558        (3,476)
    Foreign currency translation adjustment.........................       187           95            16
                                                                      --------     --------     ---------
         Net cash provided by (used in) operating activities........   (10,889)     (49,750)       16,968
                                                                      --------     --------     ---------
    Cash flows from investing activities:
    Purchases of short-term investments.............................        --           --      (111,989)
    Proceeds from sales and maturities of short-term investments....        --       34,285       106,289
    Capital expenditures............................................    (4,275)     (19,669)       (6,029)
    Sale of marketable security.....................................       589           --            --
    Capitalized software costs......................................        --       (4,504)       (2,564)
    Purchase of minority interest in affiliates.....................        --           --        (2,700)
    Loan to related party for note receivable -- building...........        --           --          (469)
    Advances (to) from affiliates...................................        --           52          (100)
    Opening cash balance of previously unconsolidated subsidiary....        --        5,054           559
    Proceeds from sale of assets....................................        --           --            12
    Accrued acquisition charges, net of cash acquired...............        --        6,493         2,525
                                                                      --------     --------     ---------
         Net cash provided by (used in) investing activities........    (3,686)      21,711       (14,466)
                                                                      --------     --------     ---------
Cash flows from financing activities:
    Net proceeds from issuance of preferred stock, Series C.........    24,594           --            --
    Net proceeds from issuance of preferred stock, Series B.........        --       20,000            --
    Repurchase of preferred stock, series B.........................   (10,000)          --            --
    Net proceeds from issuance of common stock......................       689        3,529         1,439
    Principal debt repayments.......................................    (4,280)          --            --
    Proceeds from issuance of long-term convertible notes...........        --       25,000            43
    Proceeds from issuance of bank debt.............................     1,579        8,280            --
    Net proceeds (payments) under long-term obligations.............        90         (200)         (482)
    Notes payable to related parties................................        --       (1,093)          441
    Acquisition of treasury stock...................................        --           --          (532)
    Distributions to stockholders...................................        --       (7,307)       (7,906)
                                                                      --------     --------     ---------
         Net cash provided by (used in) financing activities........    12,672       48,209        (6,997)
                                                                      --------     --------     ---------
         Net increase (decrease) in cash and cash equivalents.......    (1,903)      20,170        (4,495)
Cash and cash equivalents at beginning of period....................    25,554        5,384         9,879
                                                                      --------     --------     ---------
Cash and cash equivalents at end of period..........................  $ 23,651     $ 25,554     $   5,384
                                                                      ========     ========     =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest........................................................  $  2,072     $    468     $      20
    Income taxes....................................................       240        1,993         1,534

          See accompanying notes to consolidated financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997, 1996 AND 1995

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Quarterdeck Corporation (the "Company") commenced operations as a California corporation on September 16, 1982, and was reincorporated in Delaware in 1991. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. See Note 2 for a description of pooling of interests and purchase transactions. All significant intercompany transactions have been eliminated in consolidation.

     Revenue Recognition

     Revenue from the sale of software products is recognized upon shipment, where collection of the resulting receivable is probable and there are no significant obligations remaining. The estimated cost to fulfill technical support obligations to end users arising from the sale of software is accrued upon shipment. The Company accepts product returns from customers as defined by the Company's general distributor agreements and as market conditions and other factors require. The Company establishes allowances for estimated product returns and exchanges as a reserve against revenues. Additionally, price protection is generally granted to customers to reduce the customers cost of inventory, as of the date of a price reduction which is initiated by Quarterdeck. Provisions for sales returns, exchanges and price protection were approximately $16,705,000, $31,889,000 and $9,136,000 in fiscal 1997, 1996 and
1995, respectively. Revenue from the sale or licensing of intellectual property is recognized when all significant obligations of the Company have been met and no customer right of return exists. Revenue from subscription licenses is recognized ratably over the term of the subscription.

     Capitalized Software Costs

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development and production costs once technological feasibility has been achieved. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. For the year ended September 30, 1997, the Company did not capitalize any internal software development costs or any purchased software costs as such costs were immaterial. For the years ended September 30, 1996 and 1995, the Company capitalized $4,504,000 and $2,564,000, respectively, of software development and purchased software costs. Software development costs incurred prior to achieving technological feasibility as well as certain licensing costs are charged to research and development expense as incurred.

     Capitalized software development and purchased software costs are reported at the lower of unamortized cost or net realizable value. Commencing upon initial product release, these costs are amortized based on the greater of the straight-line method over the estimated life or revenue recognized compared to estimated revenue, generally one year for internal software development costs and twelve to thirty-six months for purchased software. Fully amortized software costs are removed from the financial records. For the years ended September 30, 1997, 1996 and 1995, the Company recorded $1,670,000, $3,711,000 and $1,575,000 of amortization of capitalized software costs, respectively. Amortization of capitalized software costs is included in cost of revenues in the accompanying consolidated statement of operations.

     Inventories

     Inventories, consisting primarily of product packaging, documentation and media, is stated at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out (FIFO) method.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

     Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     As of September 30, 1997, $22,191,000 of the total cash and cash equivalent balance was invested in interest bearing bank accounts and cash equivalent money market funds.

     The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Under FAS 115, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

     Computation of Net Income (Loss) per Share

     The primary net income (loss) per common and common equivalent share for the years ended September 30, 1997, 1996 and 1995 has been computed using the weighted average number of common and dilutive common stock equivalent shares outstanding for each year as summarized below:

                                                                 YEAR ENDED SEPTEMBER 30,
                                                         -----------------------------------------
                                                            1997           1996           1995
                                                         -----------    -----------    -----------
Weighted average common stock outstanding
  during the year......................................   43,167,682     34,893,937     34,112,914
Common stock equivalents of stock options and warrants
  outstanding..........................................           --             --      1,443,997
                                                          ----------     ----------     ----------
Shares used in primary EPS calculation.................   43,167,682     34,893,937     35,556,911
                                                          ==========     ==========     ==========
Shares used in fully diluted EPS calculation...........   43,167,682     34,893,937     36,498,634
                                                          ==========     ==========     ==========

     The weighted average number of shares of common stock outstanding during 1996 and 1995 have been adjusted to reflect the issuance of common stock in connection with the following acquisitions which were accounted for as poolings of interest; 3,500,000 shares for Landmark Research International Corporation ("Landmark") (Note 2), 921,218 shares for Inset Systems, Inc. ("Inset") (Note
2), 5,200,000 shares for Datastorm Technologies, Inc. and Datastorm Limited (together "Datastorm") (Note 2), and 3,499,999 shares for Vertisoft Systems, Inc. ("Vertisoft") (Note 2). The weighted average number of shares of common stock outstanding during fiscal 1996 includes 663,768 shares issued in the Future Labs, Inc. ("Future Labs") pooling of interests as if the shares were issued at the beginning of fiscal 1996. Additionally the following shares were issued in connection with purchase acquisitions and are included as of the respective acquisition dates; 1,309,890 shares for Limbex Corporation ("Limbex"), 205,000 shares for InterLink Technology, Inc. ("InterLink"), and 198,000 shares for the Pinnacle Software, Inc. ("Pinnacle") technology purchase. The weighted average number of shares of common stock outstanding for the year ended September 30, 1996 excludes 1,028,000 shares issued in connection with the above acquisitions, which were held in escrow, as their inclusion would have been anti-dilutive to the loss per share.

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

                       SEPTEMBER 30, 1997, 1996 AND 1995

     Reclassification

     Certain items in prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.

     Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Significant estimates were made in the provisions for sales returns, inventory reserve, allowance for doubtful accounts, valuation of long-term investments, and impairment of long lived assets. Actual results could differ from these estimates.

     Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of shortterm investments and trade accounts receivable. As of September 30, 1997 and 1996, the Company had no short-term investments. The credit risk associated with trade accounts receivable is mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions.

     Advertising

     Advertising expenditures are expensed as incurred except for certain direct mail campaigns which are deferred and amortized over the expected period of benefit. Deferred advertising costs have not been material in all periods presented. Advertising expense for fiscal 1997, 1996 and 1995 was approximately $3,784,000, $16,501,000 and $7,603,000 respectively.

     Depreciation and Amortization

     Equipment and leasehold improvements are stated at cost. Depreciation and amortization of equipment, leasehold improvements and goodwill is provided by the straight-line method over the estimated useful lives of the related assets as follows:

        Building................................    40 years
        Computer equipment......................    3 to 7 years
        Office furniture and equipment..........    5 to 7 years
        Leasehold improvements..................    Shorter of lease or useful life of asset
        Equipment under capital lease...........    3 to 7 years
        Goodwill................................    10 years

     Income Taxes

     The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (FAS
109). SFAS 109 requires the assets and liabilities method of accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

     Stock-Based Compensation

     Prior to October 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On October 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.

     Non-Cash Transactions

     The Company has recorded certain significant non-cash transactions relating to certain mergers and purchases which included common stock as all or a portion of the consideration and has commenced restructuring programs which include the recording of certain non-cash charges. See also Notes 2 and 11 herein.

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

     Long-Lived Assets

     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), during the fiscal year ended September 30, 1997. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

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

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

     Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, for which common stock equivalents are not considered, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure statements issued for periods ending after December 15, 1997, including interim periods.

     The Company's basic earnings per share as calculated under SFAS 128 are $(0.43), $(2.15) and $0.33 for the years ended September 30, 1997, 1996 and
1995, respectively.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not determined the impact of SFAS No. 130 on its consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of operating segment information in annual financial statements and in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. Quarterdeck has not determined the impact of SFAS No. 131 on its consolidated financial statements.

NOTE 2. ACQUISITIONS AND STRATEGIC INVESTMENTS

POOLINGS OF INTERESTS

     Fiscal 1996

     On December 29, 1995, the Company merged with Inset, a developer of utility application software for personal computers. The Company issued 921,218 shares of common stock in exchange for all of the outstanding common stock of Inset. This merger has been accounted for as a pooling of interests combination and accordingly, the consolidated financial statements for fiscal 1996 and 1995 have been restated to include the accounts and results of operations of Inset.

     On March 28, 1996, the Company consummated the merger with Datastorm, the developer and publisher of Procomm Plus, one of the industry's leading data communications products. The Company issued 5,200,000 shares of common stock in exchange for all of the outstanding stock of Datastorm. The merger has been accounted for as a pooling of interests and therefore, the consolidated financial statements for all periods presented herein have been restated to reflect the combined operations of the Company and Datastorm.

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

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

earnings during fiscal 1996 to eliminate the duplication of net income of $717,000 for the three month period ended December 31, 1995.

     Datastorm's S corporation status terminated upon consummation of the merger. Datastorm's undistributed earnings at March 28, 1996, and all prior periods, have been reclassified to additional paid-in-capital in the accompanying consolidated financial statements in accordance with pooling of interests accounting. Accordingly, distributions by Datastorm to Datastorm shareholders have been charged to additional paid-in-capital.

     The Company's Datastorm subsidiary leased office and warehouse space from Three Guys With a Building partnership, a company that was affiliated to Datastorm through common ownership. The partners of such partnership are now shareholders and consultants of the Company. The lease expires on December 31, 2001, however, as a result of the acquisition and completion of a new office building for the Company by the partnership, the existing lease has been terminated at no cost to the Company. Lease expense for 1997, 1996 and 1995 totaled $0, $698,000 and $686,000 respectively.

     On May 15, 1996, the Company consummated the merger with Future Labs, a developer of real-time collaborative technology. The Company issued 663,768 shares of common stock in exchange for all of the outstanding stock of Future Labs. The transaction was accounted for as an immaterial pooling of interests and therefore, the consolidated financial statements for all periods beginning on or after October 1, 1995 have been restated to reflect the combined operations of the Company and Future Labs.

     On July 18, 1996, the Company acquired 100% of the common stock of Vertisoft in exchange for 3,499,999 shares of Company common stock. This transaction has been accounted for as an immaterial pooling of interests, and as a result, the accompanying financial statements are presented as if the combining companies had been combined commencing October 1, 1995. The number of shares issued in the Vertisoft pooling of interests, however, is material to the Company for all periods, and accordingly the number of common shares outstanding and earnings per share have been restated for all periods presented herein to reflect the 3,499,999 shares issued in such transaction.

Fiscal 1995

     During fiscal 1995, the Company completed the following acquisitions which were all accounted for as pooling of interests and, accordingly, the accompanying financial statements are presented as if the combining companies had been combined for all periods presented herein.

                                              NUMBER OF
                                             QUARTERDECK
    COMPANY        DATE OF ACQUISITION      SHARES ISSUED
---------------    --------------------     -------------
Landmark           June 30, 1995              3,500,000
InternetWare       August 28, 1995              459,950
Starnine           September 29, 1995           672,667

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

     The following table reflects the Company's original estimates of acquisition costs relating to the transactions entered into in fiscal 1996 and activity through September 30, 1997 (in thousands).

                                           INSET      DATASTORM     FUTURELABS     VERTISOFT      TOTAL
                                          -------     ---------     ----------     ---------     -------
Acquisition Costs.......................  $ 1,846      $ 4,782       $  1,417       $ 1,175      $ 9,220
Non-cash charges........................       --         (863)            --            --         (863)
Cash payments...........................   (1,746)      (3,040)        (1,058)         (400)      (6,244)
                                          -------      -------        -------       -------      -------
Balance, September 30, 1996.............      100          879            359           775        2,113
Reversal of acquisition costs...........      (34)          (3)          (320)         (350)        (707)
Cash payments...........................      (66)        (876)           (39)         (425)      (1,406)
                                          -------      -------        -------       -------      -------
Balance, September 30, 1997.............  $    --      $    --       $     --       $    --      $    --
                                          =======      =======        =======       =======      =======

     The following table reflects the Company's original estimate of acquisition costs reflecting the fiscal 1995 transactions and activity through September 30, 1997 (in thousands).

                                                          LANDMARK   STARNINE   INTERNETWARE    TOTAL
                                                          --------   --------   ------------   -------
Acquisition Costs.......................................   $3,600     $1,200       $  300      $ 5,100
Non-cash charges........................................       --       (450)          --         (450)
Cash payments...........................................   (1,860)       (98)        (175)      (2,133)
Reversal of acquisition costs...........................     (488)        --           --         (488)
                                                          -------     ------        -----      -------
Balance, September 30, 1995.............................    1,252        652          125        2,029
Cash payments...........................................   (1,688)      (565)        (125)      (2,378)
Additional acquisition costs............................      482         99           --          581
                                                          -------     ------        -----      -------
Balance, September 30, 1996.............................       46        186           --          232
Reversal of acquisition costs...........................      (27)      (131)          --         (158)
Cash payments...........................................      (19)        (5)          --          (24)
                                                          -------     ------        -----      -------
Balance, September 30, 1997.............................   $   --     $   50       $   --      $    50
                                                          =======     ======        =====      =======

     The results of operations previously reported by the separate enterprises, that are discussed above and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                                                 YEAR ENDED SEPTEMBER 30,
                                                   -----------------------------------------------------
                                                             1996                        1995
                                                   -------------------------   -------------------------
                                                                  NET INCOME                  NET INCOME
                                                   NET REVENUES     (LOSS)     NET REVENUES     (LOSS)
                                                   ------------   ----------   ------------   ----------
Quarterdeck......................................    $ 92,030      $(86,856)     $ 54,986      $  2,744
Landmark.........................................          --            --        11,236         1,309
StarNine.........................................          --            --         3,981            38
Internetware.....................................          --            --           444          (202)
Inset............................................       2,669           424         6,394           134
Datastorm........................................      29,413        12,576        40,499         6,990
Future Labs......................................       1,312          (335)           --            --
Vertisoft........................................       7,676          (623)           --            --
Pooling adjustments..............................          --          (145)           66           239
                                                     --------      --------      --------       -------
Restated Quarterdeck.............................    $133,100      $(74,959)     $117,606      $ 11,252
                                                     ========      ========      ========       =======

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

     Net revenues and net income (loss) for Vertisoft, Future Labs, Datastorm, Inset, Landmark, StarNine and Internetware for the years ended September 30, 1996 and 1995 reflect the results of each entity for only the period prior to the date of acquisition by the Company. Results subsequent to the date of the mergers are included with the Company's operations. Pooling adjustments were made primarily to conform accounting policies to those of the Company.

PURCHASES

     Fiscal 1997

     On August 12, 1997, the Company consummated the acquisition of certain assets primarily consisting of software and related intellectual property rights of TOC Holding Company, formerly known as TuneUp.com, Inc. for an aggregate purchase price of $250,000 plus acquisition costs of $18,000. The entire amount has been recorded as in-process research and development expense and is included in acquisition, restructuring and other charges in the accompanying 1997 consolidated statement of operations. Quarterdeck had managed the assets of TuneUp.com under a management agreement from May 9, 1997 until the consummation of the acquisition.

     Fiscal 1996

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

     On July 16, 1996, the Company purchased certain assets and technology relating to remote control software from InterLink. The total consideration for the Interlink acquisition was $3,155,000. An accrual was established for estimated acquisition costs in July 1996. As of September 30, 1997, a balance of $70,000 remained in the accrual. This balance was reversed into income in September 1997.

     On August 14, 1996, the Company acquired the remaining shares of Limbex which were not already owned by the Company. Prior to such acquisition, the Company owned approximately 20% of Limbex. The total consideration for the acquisition was $16,295,000. An accrual was established for estimated acquisition costs in August 1996. As of September 30, 1997, a balance of $35,000 remained in the accrual. This balance was reversed into income in September 1997.

     A purchase price allocation of the assets of both Interlink and Limbex was performed which was based on the fair market value of those assets utilizing the discounted cash flow of the technology acquired. In-process research and development was identified and valued by taking into consideration the discounted future cash flows of each project, the uncertainties in completing the projects and reaching technological feasibility, and potential changes in the target markets for the products.

     This allocation resulted in $2,872,000 and $12,121,000 of purchased research and development for Interlink and Limbex, respectively, related to products which had not yet reached technological feasibility and did not have alternative future uses. The $2,872,000 and $12,121,000 of purchased research and development is included in acquisition, restructuring and other charges in the accompanying 1996 statement of operations. Using the same methodology, Goodwill was calculated to be $283,000 and $2,546,000, respectively, and is included in other assets, and is being amortized over 10 years. In addition, the Company allocated $328,000 of

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

the Limbex purchase price to intangible assets which is being amortized over a period of 24 to 36 months and $396,000 to a capitalized software technology which is being amortized over 14 months.

     Fiscal 1995

     On September 28, 1995, the Company acquired the intellectual property assets of Prospero in exchange for common stock with a market value, as defined, of $2,950,000, or 154,693 shares, plus the assumption of $60,000 of liabilities, and transaction costs amounting to approximately $125,000. This transaction has been accounted for using the purchase method of accounting.

     An allocation of the purchase price was made among the identifiable tangible and intangible assets, based on the fair market value of those assets using a risk adjusted income approach. Specifically, purchased research and development was identified and valued through extensive interviews and analysis of data concerning each Prospero development project. Expected future cash flows of each development project were discounted taking into account risks associated with the inherent difficulties and uncertainties in completing the project, and thereby achieving technological feasibility, and risks related to the viability of and potential changes in future target markets. This allocation resulted in $2,578,000 of purchased research and development which had not yet reached technological feasibility and did not have alternative future uses. Therefore, the $2,578,000 of purchased research and development is included in acquisition, restructuring and other charges in the accompanying 1995 consolidated statements of operations.

OTHER INVESTMENTS

     On February 7, 1996, the Company acquired, in a private placement of common stock, less than a 5% interest in Infonautics Corporation ("Infonautics") in exchange for $3,250,000. Prior to March 1997, this transaction was accounted for under the cost method of accounting and the investment was included on the balance sheet in other assets and carried at lower of cost or market. Infonautics consummated an initial public offering of its common stock during May, 1996. The Company's shares in Infonautics were not registered at that time and therefore were subject to certain limitations on resale. During the fiscal year ended September 30, 1996, the Company determined Infonautics stock had been reduced below the Company's cost basis and that a portion of the reduction was due to an other than temporary decline and accordingly recorded a charge to other income (expense) of $720,000 to reduce the carrying value of the investment. In March 1997, the Infonautics investment was reclassified as a marketable security and is being held as an "available for sale security" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The price of the Infonautics stock has continued to decline during fiscal 1997 and, accordingly, the Company recorded a $1,666,000 charge to other income (expense) as a permanent reduction to the carrying value of the investment. The carrying value of this investment has been adjusted to fair value of $792,000 as of September 30, 1997 and the unrealized loss of $72,000 has been recorded as a component of stockholders' equity.

     During fiscal 1996, the Company also recorded a charge in other income (expense) for $727,000 to write off its investment in Streetwise, a software development firm.

     In June 1995, the Company purchased a minority equity position in LHSP, a company that develops and licenses speech compression technology. The cash investment of $1,500,000 was accounted for using the cost method. During the year, LHSP completed an initial public offering. During fiscal 1996, the company sold a portion of this investment for $2,346,000 and recorded a gain of $1,435,000 which is included in other income on the statement of operations. Furthermore, in accordance with statement of Financial Accounting Standards No. 115, "FAS115" issued by the Financial Accounting Standards Board. the Company recorded an unrealized gain in the value of the remaining investment of $379,000. This increase was recorded directly to the equity section of the balance sheet and does not affect net income. Therefore, as of September 30, 1996,

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

the Company's remaining investment was carried at $968,000 in other assets on the balance sheet. During fiscal 1997, the Company liquidated its remaining investment in LHSP common stock and also sold LHSP warrants resulting in a realized gain of $1,026,000 which is included in other income in the 1997 statement of operations.

     In June 1995, the Company agreed to purchase a minority equity position in Intelligence at Large, Inc. ("IAL"), a company that develops Internet audio technology. The agreement required the Company to make a total investment of $1,250,000, payable upon IAL achieving specified development milestones. The Company has accounted for this investment using the cost method. The investment was made during fiscal 1996 and carried as a component of other assets. However, during the fiscal year ended September 30, 1997, the Company determined that the value of this investment has been impaired and, accordingly, recorded a $1,250,000 charge in other income (expense) to write off the carrying value of this investment.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

NOTE 3. BALANCE SHEET AND INCOME STATEMENT INFORMATION

                                                                                       SEPTEMBER 30,
                                                                                   ---------------------
                                                                                     1997         1996
                                                                                   --------     --------
                                                                                      (IN THOUSANDS)
BALANCE SHEET:
Trade accounts receivable:
  Receivables....................................................................  $ 16,274     $ 22,284
  Less: allowance for doubtful accounts..........................................    (1,761)      (2,032)
  Less: allowance for sales returns..............................................    (4,243)      (7,213)
  Less: allowance marketing development funds....................................    (3,242)      (3,774)
                                                                                   --------     --------
                                                                                   $  7,028     $  9,265
                                                                                   ========     ========
Other current assets:
  Prepaid royalties..............................................................  $    352     $    901
  Income tax receivable..........................................................       520        2,825
  Other prepaid expenses.........................................................       800        1,150
  Notes receivable...............................................................        51            1
  Advances to employees..........................................................        24           26
  Marketable Securities..........................................................       792           --
  Other..........................................................................     2,116          691
                                                                                   --------     --------
                                                                                   $  4,655     $  5,594
                                                                                   ========     ========
Equipment and leasehold improvements:
  Building (asset held for sale).................................................  $  7,359     $ 11,069
  Computer equipment.............................................................     7,769       20,406
  Office furniture and equipment.................................................     6,575        2,252
  Office furniture and equipment under capital leases............................        99          252
  Leasehold improvements.........................................................     2,638        1,586
                                                                                   --------     --------
                                                                                     24,440       35,565
  Less: accumulated depreciation and amortization................................   (10,287)     (14,313)
                                                                                   --------     --------
                                                                                   $ 14,153     $ 21,252
                                                                                   ========     ========
Capitalized software costs:
  Capitalized software costs.....................................................  $  5,498     $  5,254
  Less: accumulated amortization.................................................    (3,708)      (1,806)
                                                                                   --------     --------
                                                                                   $  1,790     $  3,448
                                                                                   ========     ========
  Other assets:
  Marketable securities..........................................................  $     --     $    968
  Other investments..............................................................        --        3,788
  Notes receivable from employee.................................................        --           13
  Intangible assets acquired, net................................................     2,683        3,125
  Other..........................................................................       744        1,623
                                                                                   --------     --------
                                                                                   $  3,427     $  9,517
                                                                                   ========     ========
Accrued liabilities:
  Accrued expenses...............................................................  $ 12,291     $ 17,232
  Accrued litigation settlement..................................................     1,905           --
                                                                                   --------     --------
                                                                                   $ 14,196     $ 17,232
                                                                                   ========     ========
Accrued acquisition, restructuring and other charges:
  Acquisition....................................................................  $     50     $  2,345
  Restructuring..................................................................     5,335        8,280
  Purchase transaction costs.....................................................        --          315
                                                                                   --------     --------
                                                                                   $  5,385     $ 10,940
                                                                                   ========     ========
Income Statement:
Acquisition, restructuring and other charges (benefit):
  Restructuring..................................................................  $ 12,415     $ 12,995
  Acquisition....................................................................      (970)       9,801
  In-process R&D.................................................................       268       14,993
                                                                                   --------     --------
                                                                                   $ 11,713     $ 37,789
                                                                                   ========     ========

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

NOTE 4. NOTES PAYABLE TO BANKS

     In April, 1997, the Company established an asset based line of credit with Greyrock Business Credit, a division of NationsBank. The Company repaid and terminated the then existing line with Bank of America with proceeds from the new line. Maximum borrowings under the new line are the lesser of $12,000,000 and the sum of 85% of eligible accounts receivable plus the value of inventory to a maximum of $2,000,000. The line can be used for general corporate purposes, including investments and acquisitions, and bears interest at prime plus 2%. The line is secured by substantially all assets of Quarterdeck. The Company is obligated to pay a minimum interest charge of $10,000 per month and comply with certain other non-financial covenants and restrictions. At September 30, 1997 the Company had $1,579,000 outstanding under the line and the ability to borrow up to a maximum amount of $9,528,000. The current term of the agreement matures March 31, 1998 and contains renewal provisions.

     In April 1996, the Company borrowed $2,000,000 from a bank to partially finance the completion of the building in Columbia, Missouri. The loan was paid in full in April 1997.

     On August 6, 1996, the Company's Datastorm subsidiary secured construction financing from a bank of up to $5,000,000 with an interest rate equal to the bank's commercial base rate, currently prime plus 2%, secured by the newly constructed Columbia, Missouri building. The principal amount outstanding as of September 30, 1997 is $4,000,000. The principal amount plus any unpaid interest was originally due February 7, 1997, and has been extended until October 5, 1997 with the maximum borrowings reduced to $3,500,000 as of October 5, 1997. The loan is due for repayment in full on January 5, 1998. Management is pursuing the sale and/or lease of the facility. There can be no assurance that the Company will be successful in achieving a sale on favorable terms or in obtaining such long-term financing with acceptable terms and conditions. As part of the September 30, 1997 restructuring, the Company wrote the net book value of the building down to $7,000,000 and in the event the building is sold for a price lower than Quarterdeck's net book value at the time of the sale, the Company would realize a loss which may be material to Quarterdeck's financial results.

NOTE 5. CONVERTIBLE NOTES

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

NOTE 6. CONVERTIBLE PREFERRED STOCK

     On September 30, 1996, the Company issued 200,000 shares of Series B Convertible Preferred Stock, stated value $100 per share (the "Series B Preferred Stock"), and a warrant (the "Warrant") to acquire shares of Common Stock of the Company for $20,000,000 in cash. During 1997, $10,000,000 of Series B Preferred Stock was converted into 3,762,000 shares of Common Stock and on September 30, 1997, for $10,000,000, the Company repurchased, at par, all of the outstanding shares of Series B Preferred Stock and canceled warrants to purchase 800,000 shares of the Company's Common Stock owned by the holder of the Series B Preferred Stock. As a result of the conversions and repurchase, no shares of Series B Preferred Stock remain outstanding as of the date hereof. The Warrants still outstanding may be exercised from and after

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

March 30, 1998 (or earlier if certain mergers, acquisitions or combinations occur prior to that date) for 903,653 shares of Common Stock at an exercise price per share of $7.435.

     In September and between October and November 4, 1997, the Company issued 26,025 and 2,975 shares, respectively, of Series C Convertible Preferred Stock, stated value $1000 per share (the "Series C Preferred Stock"), of the Company for $26,025,000 and $2,975,000, respectively, in cash. The securities were issued to various accredited investors in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended. In addition, Quarterdeck issued warrants to purchase 2,900 shares of Series C Preferred Stock to the placement agents of the private placement.

     The holders of the Series C Preferred Stock are not entitled to receive dividends. The shares of Series C Preferred Stock are convertible into shares of the Company's Common Stock. The shares of Series C Preferred Stock will automatically convert into Common Stock on September 30, 2002 to the extent any shares of Series C Preferred Stock remain outstanding at that time. Each share of Series C Preferred Stock is convertible into the number of shares of Common Stock equal to the quotient of (i) $1000.00 divided by (ii) the Conversion Price. Up until March 1, 1998, the Conversion Price will be $5.00. Thereafter, subject to the maximum Conversion Price specified below, the Conversion Price will be equal to 101% of the average of the three lowest daily trading prices for the 22 consecutive trading days immediately preceding the date of conversion (the "Conversion Date"). If the market price of the Common Stock was $1.00, $2.00 or $3.00, the aggregate number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock would be approximately 31,600,000, 15,800,000 or 10,500,000 shares of Common Stock, respectively. The maximum Conversion Price is $5.125 until March 31, 1999, and thereafter will be the lesser of (i) $5.125, (ii) 101% of the average daily low trade prices of the Common Stock for all trading days in March 1999, (ii) 101% of the average daily low trade prices of the Common Stock for all trading days in September 1999 and
(iii) 101% of the average daily low trade prices of the Common Stock for all trading days in March 2000.

     The Company will not be obligated to issue shares of Common Stock upon conversion of shares of Series C Preferred Stock in excess of 20% of the number of shares of Common Stock outstanding on September 30, 1997 (the "Share Limit") without obtaining shareholder approval in accordance with NASD rules. If such stockholder approval is not obtained on or before February 28, 1998, the Company will be required to redeem, at a significant premium, the number of shares of Series C Preferred Stock that would be convertible into shares of Common Stock in excess of the Share Limit.

NOTE 7. STOCK OPTIONS AND WARRANTS

     1996 Acquisition Stock Incentive Plan: In fiscal 1996, the Company adopted the 1996 Acquisition Stock Incentive Plan. Under the terms of the 1996 Acquisition Stock Incentive Plan, options may not exceed 10 years in length. All grants under this plan must be non-qualified stock options. These options may not be granted at less than 85% of fair market value at the time the option is granted. During fiscal 1997, the Company granted 690,839 stock options (including grants under the repricing) at exercise prices between $2.38 and $5.56 per share. During fiscal 1996, the Company granted 105,610 stock options at exercise prices between $0.00 and $7.75 per share, 297,600 stock options at an exercise price of $8.81 per share, 665,000 stock options at an exercise price of $13.63 per share, and 67,715 stock options at exercise prices between $13.94 and $35.50 per share. The number of shares of stock authorized for issuance under the 1996 Acquisition Stock Incentive Plan is 2,000,000. During fiscal 1997, 21,902 options were exercised and 1,185,633 options were canceled (including those which were repriced). At September 30, 1997, 629,181 options were outstanding. 196,401 and 68,154 options were exercisable as of September 30, 1997 and 1996, respectively under the 1996 Acquisition Stock Incentive Plan.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

     In January 1997, the Board of Directors approved the repricing of options granted under this plan to an exercise price of $4.6875 per share for all optionees. As part of the repricing, 536,381 shares were canceled and 425,999 new shares were granted at the new exercise price.

     1990 Stock Plan: In fiscal 1990, the Company adopted the 1990 Stock Plan. During 1995, the Company's Board of Directors approved an amendment to increase the number of shares of stock authorized for issuance under the 1990 Stock Plan from 3,000,000 to 6,000,000 shares, which amendment was approved by the shareholders on February 2, 1996. During 1996, the Company's Board of Directors approved an amendment to increase the number of shares of stock authorized for issuance under the 1990 Stock Plan from 6,000,000 to 7,500,000 shares, which amendment was approved by the shareholders on February 12, 1997. Under the amended terms of the 1990 Stock Plan, shares of common stock are reserved for issuance to employees and consultants pursuant to incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or stock bonuses. The Company has never issued a stock appreciation right, a restricted stock award or a stock bonus.

     Under the terms of the 1990 Stock Plan, options may not exceed 10 years in length. Incentive stock options are granted at 100% of fair market value. Non-qualified stock options may not be granted at less than 85% of fair market value. Options outstanding under the 1990 Stock Plan are exercisable in varying increments commencing one year after date of grant and expire five to ten years from date of grant or upon earlier termination. During fiscal 1997, the Company granted 3,841,347 stock options (including grants under the repricing) at exercise prices between $2.34 and $5.56 per share. During fiscal 1996, the Company granted 769,500 stock options at exercise prices between $5.00 and $10.00, 353,500 stock options at exercise prices between $10.01 and $15.00, 756,641 stock options at exercise prices between $15.01 and $20.00, and 181,946 stock options at exercise prices between $20.01 and $34.63. During fiscal 1995, the Company granted 522,772 stock options at exercise prices between $2.50 and $5.00 per share, 40,000 stock options at exercise prices between $5.01 and $10.37 per share, and 1,639,583 stock options at exercise prices between $10.38 and $17.50 per share.

     During fiscal 1997, 312,118 options were exercised and 3,949,525 options were canceled (including those which were repriced). During fiscal 1996, 516,767 options were exercised and 738,207 options were canceled. During fiscal 1995, 205,650 options were exercised and 268,550 options were canceled. 4,379,708 options were outstanding as of September 30, 1997 and 1,575,191, 1,077,431 and 468,700 options were exercisable at September 30, 1997, 1996 and 1995, respectively, under the 1990 Stock Plan.

     In January 1997, the Board of Directors approved the repricing of options granted under this plan to an exercise price of $4.6875 per share for all optionees. As part of the repricing, 2,021,555 shares were canceled and 1,605,592 new shares were granted at the new exercise price.

     1990 Directors' Stock Option Plan: Under the terms of the 1990 Directors' Stock Option Plan, 500,000 shares are reserved for issuance to non-employee directors. Such options are exercisable in varying increments and expire within five years or upon earlier directorship termination. During fiscal 1997, 130,000 stock options were granted at exercise prices between $3.63 and $4.50 per share, zero options were exercised, and zero options were canceled. During fiscal 1996, 52,500 stock options were granted at exercise prices between $8.00 and $16.50 per share, zero options were exercised, and zero options were canceled. During fiscal 1995, 15,000 stock options were granted at an exercise price of $4.00 per share, 52,500 options were exercised, and zero options were canceled. 232,500 options were outstanding under the 1990 Directors' Stock Option Plan as of September 30, 1997 and 82,500, 50,000 and 30,000 options were exercisable as of September 30, 1997, 1996 and 1995 respectively.

     Employee Compensation Option Agreements. In fiscal 1997, the Company entered into employment agreements with two executive officers of the Company, Mr. Hessler and Mr. Epstein, pursuant to which the

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

Company granted, in addition to shares granted under the above stock option plans, to such employees 750,000 and 100,000 options, respectively, to purchase shares of Common Stock. The Company granted Mr. Hessler's options on January 3, 1997 at an exercise price of $4.44 and granted Mr. Epstein's options on August 7, 1997 at an exercise price of $2.69. Mr Hessler's and Mr. Epstein's options are exercisable in varying increments commencing one year after the date of grant and expiring ten years from the date of grant or upon earlier termination.

     1989 Non-Qualified Stock Plan. In October 1989, the Company adopted its 1989 Non-Qualified Stock Plan pursuant to which options were granted at prices determined by the Board of Directors. The options were exercisable in varying increments and expire five years from date of grant or upon earlier termination of employment. No additional options may be granted under this plan. A total of 385,000 option shares at an option price of $0.10 per share have been granted pursuant to the plan, all of which were granted in October 1989. During fiscal 1995, 93,125 options were exercised and no options were canceled. At September 30, 1995, no options were outstanding and exercisable under the 1989 Non-Qualified Stock Plan and accordingly, the plan was terminated.

     To the extent the Company derives a tax benefit from options exercised by employees, such benefit is credited to paid-in capital when realized on the Company's income tax return. Tax benefits realized totaling $0, $0 and $59,000 were credited to additional paid-in capital in fiscal 1997, 1996, and 1995 respectively.

     A summary of all stock option and warrant activity in the three-year period ended September 30, 1997 is as follows:

                                                                          WEIGHTED AVERAGE
                                                                         EXERCISE PRICE PER
                                                            SHARES              SHARE
                                                          ----------     -------------------
        Outstanding at September 30, 1994...............   1,834,850             4.43
          Options granted...............................   2,217,355             6.33
          Options exercised.............................    (351,275)            7.99
          Options canceled..............................    (268,550)            5.84
                                                          ----------
        Outstanding at September 30, 1995...............   3,432,380             5.81
          Options granted...............................   4,099,048            12.71
          Options exercised.............................    (580,803)           18.81
          Options canceled..............................    (902,244)           10.90
                                                          ----------
        Outstanding at September 30, 1996...............   6,048,381             9.12
          Options granted...............................   5,512,186             3.89
          Options exercised.............................    (334,020)            4.54
          Options canceled..............................  (5,135,158)           10.18
                                                          ----------
        Outstanding at September 30, 1997...............   6,091,389             3.89
                                                          ==========

NOTE 8. ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans and make the necessary pro forma disclosures. If the Company had elected to recognize compensation cost based on the fair value at the date of grants for award under the plans (including modified awards), consistent with the method as prescribed by SFAS No. 123, net income (loss) and net

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

income (loss) per share would have changed to the pro forma amounts indicated below (in thousands, except per share data):

                                                                   1997         1996
                                                                 --------     --------
        Net loss as reported...................................  $(18,398)    $(74,959)
                                                                  =======      =======
        Pro forma..............................................  $(20,215)    $(76,776)
                                                                  =======      =======
        Net loss per share as reported.........................     (0.43)       (2.15)
                                                                  =======      =======
        Pro forma..............................................     (0.47)       (2.20)
                                                                  =======      =======

     The pro forma disclosure of compensation cost under this pronouncement was based on the Black-Scholes single-option pricing model with the following weighted average assumptions for 1997 and 1996: volatility of 70%, risk-free interest rate of 5.875%, and an expected option life of 4 years.

     Pro forma net loss reflects only options granted in fiscal 1997 and fiscal 1996. Therefore the full amount of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost for options granted prior to October 1, 1995 is not considered. The disclosure of compensation cost under this pronouncement may not be representative of the effects on net income (loss) for future years.

     The weighted average fair value of options granted in 1997 and 1996 were $1.46 and $0.70, respectively. The following table summarizes information regarding options outstanding and options exercisable at September 30, 1997:

                                       OPTIONS OUTSTANDING
                             ---------------------------------------                          EXERCISABLE AT
                               OUTSTANDING AT          REMAINING         WEIGHTED AVERAGE     SEPTEMBER 30,
RANGE OF EXERCISE PRICES     SEPTEMBER 30, 1997     CONTRACTUAL LIFE      EXERCISE PRICE           1997
------------------------     ------------------     ----------------     ----------------     --------------
  $0.47 -  2.53                   1,441,927                9.6                 2.42                13,594
   2.63 -  3.63                     442,000                9.8                 3.08                    --
   4.44 - 16.63                   3,177,170                9.3                 4.93               931,420
                                  ---------                ---                 ----               -------
                                  5,061,097                9.4                 4.05               945,014
                                  =========                ===                 ====               =======

NOTE 9. STOCKHOLDER RIGHTS PLAN

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

     In connection with the issuance of the Series C Preferred Stock during fiscal 1997 (see Note 16), the Company amended the Rights Agreement to provide that the initial investors that acquired the Series C Preferred Stock will not be deemed to be an Acquiring Person as a result of its acquisition of the Series C

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

Preferred Stock or any shares of Common Stock received upon conversion of the Series C Preferred Stock, subject to compliance by such investors with certain covenants contained in the Preferred Stock Investment Agreements.

NOTE 10. EMPLOYEE BENEFIT PLANS

     In January 1991, the Company adopted a defined contribution 401(k) plan. Employees must work a minimum of 1,000 hours per year and be at least 21 years of age and must have completed at least 3 consecutive months of service to be eligible for the plan. Participants may contribute 1% to 15% of their compensation. During fiscal 1993, the Board of Directors approved a Company match of 25% of employee contributions up to 5% of eligible compensation. The Company match was increased to 50% of employee contributions up to 5% of eligible compensation for calendar 1995. As of January 1996, the plan was amended to allow employee participation in the plan after at least 3 consecutive months of service. Additionally, the Company matching was increased to 50% of employee contributions up to 6% of eligible compensation for calendar 1996. The Company's matching contributions totaled $337,000, $1,243,000, and $112,000 for fiscal 1997, 1996 and 1995, respectively.

NOTE 11. RESTRUCTURING AND OTHER CHARGES

     During September 1997, the Company implemented a restructuring plan which was designed to focus the Company on the new corporate strategy which resulted in charges totaling $11,051,000. The net book value of the building in Columbia, Missouri was written down by $5,803,000, to $7,000,000, the Company's estimated fair market value. Other restructuring charges of $2,400,000 were recorded to write down non performing assets as a result of the restructuring and accrue amounts owed under consulting agreements for individuals who were terminated, $569,000 for ongoing lease payments for vacant facilities which have not been subleased, employee severance and other payments of $2,012,000 related to non core business units that are being closed or divested and $267,000 relating to write downs of inventory and fixed assets of business units being closed or divested.

     The following is an analysis of the significant components of the fiscal 1997 restructuring and other charges (in thousands) :

                                           DISCONTINUANCE AND       SEVERANCE        WRITE-OFF
                                            CONSOLIDATION OF           AND          PROPERTY AND
                                                 OFFICES              OTHER          EQUIPMENT         TOTAL
                                           -------------------     -----------     --------------     -------
Total restructuring and non-recurring
  costs..................................        $ 6,372             $ 4,412           $  267         $11,051
Non-cash costs...........................         (5,803)               (290)            (167)         (6,260)
                                                 -------              ------             ----         -------
Accrued, September 30, 1997..............        $   569             $ 4,122           $  100         $ 4,791
                                                 =======              ======             ====         =======

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

     The following is an analysis of the significant components of the fiscal 1996 restructuring (in thousands):

                                 REDUCTION OF     DISCONTINUANCE AND       SEVERANCE        WRITE-OFF
                                   NON-CORE        CONSOLIDATION OF           AND          PROPERTY AND
                                 PRODUCT LINES          OFFICES              OTHER          EQUIPMENT         TOTAL
                                ---------------   -------------------     -----------     --------------     -------
Restructuring and
  non-recurring costs.........      $ 2,754             $ 1,420             $ 6,513          $  2,308        $12,995
Non-cash costs................       (2,754)                 --                  --            (1,240)        (3,994)
Cash payments.................           --                  --                (550)             (413)          (963)
                                     ------              ------              ------            ------        -------
Accrued , September 30,
  1996........................           --               1,420               5,963               655          8,038
Non-cash costs................           --                  --                 (75)             (370)          (445)
Cash payments.................           --                (883)             (7,530)               --         (8,413)
Additional charges............                               67               1,297                            1,364
Category reclass..............           --                (150)                435              (285)            --
                                     ------              ------              ------            ------        -------
Accrued, September 30, 1997...      $    --             $   454             $    90          $     --        $   544
                                     ======              ======              ======            ======        =======

     During 1997, the Company recorded an additional charge of $1,364,000 to increase the restructuring accrual based on actual costs incurred and estimates of additional costs.

NOTE 12. INCOME TAXES

     The components of the provision (benefit) for income taxes for the fiscal years ended September 30, 1997, 1996 and 1995, respectively, are as follows (in thousands):

                                                          FEDERAL     STATE      TOTAL
                                                          -------     -----     -------
        1997:
          Current.......................................  $   130     $   0     $   130
          Deferred......................................        0         0           0
                                                           ------     -----      ------
             Total......................................  $   130     $   0     $   130
                                                           ======     =====      ======
        1996:
          Current.......................................  $   201     $   0     $   201
          Deferred......................................      605         0         605
                                                           ------     -----      ------
             Total......................................  $   806     $   0     $   806
                                                           ======     =====      ======
        1995:
          Current.......................................  $ 2,330     $ 179     $ 2,509
          Deferred......................................   (2,021)     (157)     (2,178)
                                                           ------     -----      ------
             Total......................................  $   309     $  22     $   331
                                                           ======     =====      ======

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

     The actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) computed by applying the effective Federal income tax rate of 34% to income (loss) before income taxes as follows (in thousands):

                                                                   YEAR ENDED SEPTEMBER 30,
                                                               --------------------------------
                                                                1997         1996        1995
                                                               -------     --------     -------
Expected income tax expense (benefit)........................  $(5,563)    $(25,212)    $ 3,938
Change in valuation allowance................................    7,947       21,522         483
State income taxes, net of Federal income tax benefit........     (832)      (2,393)         14
Net (income) loss on foreign subsidiary......................     (680)       3,005        (608)
Net income of Subchapter S subsidiary........................       --       (3,300)     (3,014)
Tax exempt income benefit....................................       --         (106)       (339)
Alternative minimum tax and other tax credits................       --          300        (257)
Acquisition costs............................................     (416)       9,916          --
Stock options................................................     (174)      (3,009)         --
Other........................................................     (152)          83         114
                                                               -------     --------     -------
                                                               $   130     $    806     $   331
                                                               =======     ========     =======

     Under FAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets (liabilities) consist of the following (in thousands):

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                1997         1996        1995
                                                              --------     --------     -------
Accrued restructuring charges...............................  $  4,131     $  2,222     $   311
Software development costs recognized as incurred for tax
  purposes..................................................        --         (223)         12
State taxes.................................................     2,664        2,393           7
Allowance for sales returns.................................     1,390        1,819         837
Depreciation................................................     1,097          834         825
Allowance for doubtful accounts and other reserves..........     1,995        3,111         997
Acquisition costs...........................................        --           --       1,591
Tax net operating losses....................................    23,044       15,484          --
Other, net..................................................    (1,516)        (782)        934
  Deferred tax assets, valuation allowance..................   (32,805)     (24,858)     (3,336)
                                                              --------     --------     -------
  Total net deferred tax assets.............................  $     --     $     --     $ 2,178
                                                              ========     ========     =======

     At September 30, 1997, the Company had deferred tax assets amounting to $32,805,000, for which a full valuation allowance was provided. The deferred tax assets consisted of the tax effect from the expected future reversal of temporary differences, resulting primarily from restructuring charges in fiscal 1997, which were not deductible for federal income tax purposes until the amounts are actually paid and tax net operating losses. Recognition of the deferred tax assets is dependent on a number of factors, including the timing of reversal of the temporary differences and an assessment of the future realizability of the deferred tax assets. Management has concluded that the future realization of the deferred tax asset is uncertain. Accordingly, a full valuation allowance has been applied.

     The net change in the total valuation allowance for the twelve months ended September 30, 1996, was an increase of $21,522,000. Of this amount, $19,344,000 resulted from an increase in gross deferred tax assets and

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

$2,178,000 resulted from a decrease in net deferred tax assets. Management concluded that the future realization of the deferred tax asset was uncertain. Accordingly, a full valuation allowance was applied.

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

     The Company has Federal tax net operating losses of $63,471,000 expiring from fiscal years ended 2008 through 2011.

NOTE 13. LITIGATION

     Federal and state shareholder actions were brought against the Company and one former and one current officer of the Company alleging among other things, violations of certain provisions of California and Federal securities laws relating to statements made about Quarterdeck. On December 19, 1997, the Company reached an agreement in principle to settle such actions for a total amount of $12,500,000, of which the Company will be required to pay approximately $1,905,000, with the balance of $10,595,000 to be paid under the Company's directors' and officers' insurance policy. The settlement is subject to, among other things, court approval. The Company has recorded a charge of $1,905,000 for its fiscal year ended September 30, 1997.

     In March 1997, a purported class action lawsuit brought on behalf of all licensees of MagnaRAM2 residing in the United States, Jack Abbott, et al. v. Quarterdeck Corporation, Case No. 00709198, was filed in the Superior Court of the State of California, County of San Diego. The complaint alleges, among other things, that MagnaRAM2 fails to increase Random Access Memory significantly or otherwise help Windows 95 and Windows 3.x users. The plaintiffs seek compensatory damages and punitive damages in unspecified amounts, injunctive relief, and attorney fees and costs. Quarterdeck intends to defend the case vigorously and to oppose any effort to certify the claims for class resolution. No assurances can be given that the ultimate disposition of this case will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

     In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation against the Company. The complaint alleges that the Company's partitioning software (Partition-It) violates a patent held by PowerQuest. The plaintiff seeks an injunction against distribution of Partition-It and damages. The Company intends to defend the case vigorously. No assurances can be given that the ultimate disposition of this case will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

     The Company is a defendant in various other pending claims and lawsuits. Although there can be no assurances, management believes that the disposition of such matters will not have a material adverse impact on the results of operations or financial position of the Company.

NOTE 14. COMMITMENTS

     The Company leases facilities under non-cancelable operating leases that expire through fiscal 2016. Rental expense for the years ended September 30, 1997, 1996 and 1995 amounted to approximately $2,506,000, $4,367,000, and
$3,076,000 respectively.

     Minimum annual rental payments under these leases are as follows (in thousands):

                            YEAR ENDING SEPTEMBER 30
                -------------------------------------------------
                     1998........................................    $ 2,365
                     1999........................................      2,302
                     2000........................................      1,615
                     2001........................................        331
                     2002........................................        255
                     Thereafter..................................      3,207
                                                                     -------
                          Total..................................    $10,075
                                                                     =======

NOTE 15. MAJOR CUSTOMERS AND SEGMENT INFORMATION

     The Company sells its products primarily through distributors and dealers. Sales to the two largest distributors by the Company individually account for 19% and 15%; 20% and 11%; 31% and 14%; of the Company's consolidated net revenues for the years ended September 30, 1997, 1996 and 1995, respectively.

     The Company is engaged in a single business segment -- the development and marketing of personal computer software.

     Geographic information is as follows (in thousands):

                                                      YEAR ENDED SEPTEMBER 30,
                                                  ---------------------------------
                        NET REVENUES               1997         1996         1995
            ------------------------------------  -------     --------     --------
            United States.......................  $65,415     $109,200     $ 98,591
            Europe..............................   11,528       18,700       13,809
            Foreign locations...................    6,844        5,200        5,206
                                                  -------     --------     --------
                                                  $83,787     $133,100     $117,606
                                                  =======     ========     ========

     Net revenues from the Company's United States operations includes export shipments of $4,899,000, $1,486,000 and $4,968,000, respectively during fiscal 1997, 1996 and 1995.

            Operating income (loss):
                 United States..................  $(16,180)    $(65,444)    $ 7,342
                 Europe.........................  $  2,127       (8,642)      2,357
                                                  --------     --------     -------
                                                  $(14,053)    $(74,086)    $ 9,699
                                                  ========     ========     =======
            Identifiable assets:
                 United States..................  $ 52,404     $ 73,184     $71,130
                 Europe.........................     3,477        3,597       5,569
                                                  --------     --------     -------
                                                  $ 55,881     $ 76,781     $76,699
                                                  ========     ========     =======

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                       SEPTEMBER 30, 1997, 1996 AND 1995

NOTE 16. LIQUIDITY

     Cash and cash equivalents decreased $1,903,000 to $23,651,000 at September 30, 1997 from $25,554,000 at September 30, 1996. Working capital at September 30, 1997 was $6,917,000 as compared to a deficit of $4,684,000 at September 30, 1996.

     On December 19, 1997, the Company reached an agreement in principle to settle the shareholder litigation for $12,500,000. The Company will be required to pay approximately $1,905,000 as part of this settlement. The Company's directors' and officers' insurance carrier will contribute $10,595,000 to the settlement.

     The Company believes existing working capital, borrowing capacity under the line of credit and additional borrowing against, or net proceeds from the sale of, real estate will be sufficient to fund operations of the Company's core business for fiscal 1998. Nevertheless, the Company may explore various financing alternatives in order to finance an expansion of the core business of the Company and help provide additional working capital for operations. There is no assurance that additional financing will be available, or if available, will be available on acceptable terms. Any decision or ability to obtain financing through debt or equity investment will depend on various factors, including, among others, revenues, financial market conditions, strategic acquisition and investment opportunities, and developments in the Company's markets. The sale of additional equity securities or future conversion of any convertible debt would result in additional dilution to the Company's stockholders.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEAR ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                           BALANCE     ADDITIONS
                                                             AT         CHARGED                      BALANCE
                                                          BEGINNING       TO                         AT END
  SEPTEMBER 30,                   ITEM                   OF THE YEAR   EXPENSES    DEDUCTIONS      OF THE YEAR
  -------------  --------------------------------------  -----------   ---------   ----------      -----------
    1997         Allowance for doubtful accounts.......    $ 2,032      $   379     $   (650)(1)     $ 1,761
    1996         Allowance for doubtful accounts.......        870        1,903         (741)(1)       2,032
    1995         Allowance for doubtful accounts.......        803          333         (266)(1)         870
    1997         Inventory obsolescence reserve........      3,978        2,075       (5,110)            943
    1996         Inventory obsolescence reserve........        676        3,914         (612)          3,978
    1995         Inventory obsolescence reserve........      1,086          119         (529)            676
    1997         Sales returns reserve.................      7,213       16,705      (19,675)(2)       4,243
    1996         Sales returns reserve.................      3,280       31,889      (27,956)(2)       7,213
    1995         Sales returns reserve.................      2,487        9,136       (8,343)(2)       3,280
    1997         Marketing development fund reserve....      3,774        4,562       (5,094)          3,242
    1996         Marketing development fund reserve....      1,051       11,673       (8,950)          3,774
    1995         Marketing development fund reserve....        336        2,262       (1,547)          1,051

---------------

(1) Uncollectible accounts written off, net of recoveries.

(2) Products returned.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Marina del Rey, State of California, on December 15, 1997.

                                          QUARTERDECK CORPORATION

                                          By      /s/ CURTIS A. HESSLER

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

                  SIGNATURE                                TITLE                    DATE
---------------------------------------------   ---------------------------  ------------------

            /s/ CURTIS A. HESSLER               President, Chief Executive    December 15, 1997
---------------------------------------------   Officer and Director
              Curtis A. Hessler

            /s/ FRANK W.T. LAHAYE               Chairman of the Board         December 15, 1997
---------------------------------------------
              Frank W.T. LaHaye

               /s/ KING R. LEE                  Director                      December 15, 1997
---------------------------------------------
                 King R. Lee

            /s/ HOWARD L. MORGAN                Director                      December 15, 1997
---------------------------------------------
              Howard L. Morgan

           /s/ WILLIAM H. LANE III              Director                      December 15, 1997
---------------------------------------------
             William H. Lane III

             /s/ FRANK R. GREICO                Chief Financial Officer       December 15, 1997
---------------------------------------------
               Frank R. Greico

                                 EXHIBIT INDEX

 EXHIBIT NO.                                       DESCRIPTION
-------------   ---------------------------------------------------------------------------------
21.1            Subsidiaries of the Company
23.1            Consent of KPMG Peat Marwick LLP, independent certified public accountants
27              Financial Data Schedule