Form 10-Q
period 1997-12-31
QUARTERDECK CORP
filed 1998-02-13
CIK 707668

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

                             -----------------------

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                                 YES [X] NO [ ]

        The number of shares of the Registrant's common stock, $.001 par value, outstanding as of January 30, 1998 was 43,370,265.

================================================================================

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                DECEMBER 31, 1997

                                      INDEX

                                                                           PAGE NO.
                                                                           --------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of December 31, 1997
             (unaudited) and September 30, 1997                                3

             Consolidated Statements of Operations for the three
             months ended December 31, 1997 and 1996 (unaudited)               4

             Consolidated Statements of Cash Flows for the three
             months ended December 31, 1997 and 1996 (unaudited)               5

             Notes to Consolidated Unaudited Financial Statements              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      11

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  19

ITEM 5.  OTHER INFORMATION                                                    20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     22

SIGNATURES                                                                    23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (Amounts in thousands, except for share and per share amounts)

                                     ASSETS

                                                                                DECEMBER 31,      SEPTEMBER 30,
                                                                                   1997               1997
                                                                               ------------      -------------
                                                                                (UNAUDITED)
Current assets:
      Cash and cash equivalents                                                 $   26,903         $   23,651
      Trade accounts receivable                                                      9,985              7,028
      Inventories                                                                    1,252              1,177
      Other current assets                                                           2,560              4,655
                                                                                ----------         ----------

               Total current assets                                                 40,700             36,511

      Equipment and leasehold improvements, net                                      6,532             14,153
      Capitalized software costs, net                                                1,560              1,790
      Other assets                                                                   3,244              3,427
                                                                                ----------         ----------

                                                                                $   52,036         $   55,881
                                                                                ==========         ==========
                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                          $    2,983         $    3,792
      Accrued liabilities                                                           13,685             14,196
      Accrued acquisition, restructuring and other charges                           3,957              5,385
      Income tax payable                                                               572                627
      Notes payable to bank                                                          1,625              5,579
      Current portion of long-term obligations                                          15                 15
                                                                                ----------         ----------
               Total current liabilities                                            22,837             29,594

      Convertible notes                                                             25,000             25,000
      Long-term obligations, less current portion                                       89                114
                                                                                ----------         ----------
               Total liabilities                                                    47,926             54,708
                                                                                ----------         ----------
Stockholders' equity:
      Series C Preferred stock (Par value $1,000, authorized: 29,000;
         issued and outstanding: 29,000 and 26,025 shares, respectively,
          liquidation preference $29,000,000)                                       27,376             24,594
      Common stock (authorized: 70,000,000 shares; issued
          and outstanding: 43,370,265 and 43,338,838 shares)                            43                 43
      Additional paid-in capital                                                    75,667             75,630
      Accumulated deficit                                                          (97,848)           (98,164)
      Foreign currency translation adjustment                                         (263)              (281)
      Note receivable from directors for sale of stock                                 (18)               (18)
      Net unrealized loss on marketable securities                                    (288)               (72)
      Treasury stock                                                                  (559)              (559)
                                                                                ----------         ----------
                Total stockholders' equity                                           4,110              1,173
                                                                                ----------         ----------
                                                                                $   52,036         $   55,881
                                                                                ==========         ==========

The accompanying notes are an integral part of these consolidated unaudited condensed financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)


                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                             -------------------------
                                                               1997             1996
                                                             --------         --------
Net revenues                                                 $ 20,626         $ 24,385
Cost of revenues                                                4,709            7,048
                                                             --------         --------
         Gross profit                                          15,917           17,337

Operating expenses:
         Research and development                               4,681            4,119
         Sales and marketing                                    8,378            7,782
         General and administrative                             2,807            4,922
         Acquisition, restructuring and other charges             (51)              --
                                                             --------         --------
         Total operating expenses                              15,815           16,823
                                                             --------         --------
Operating income                                                  102              514

Interest expense, net                                            (267)            (491)
Other income                                                      497               --
                                                             --------         --------
Income before income taxes                                        332               23
Provision for income taxes                                         16                3
                                                             --------         --------
Net income                                                   $    316         $     20
                                                             ========         ========
Net income per share:
   Basic                                                     $   0.01         $   0.00
                                                             --------         --------
   Diluted                                                   $   0.00         $   0.00
                                                             --------         --------
Shares used to compute net income per share:
   Basic                                                       43,363           37,738
                                                             --------         --------
   Diluted                                                     67,628           39,938
                                                             --------         --------

The accompanying notes are an integral part of these consolidated unaudited condensed financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                           -------------------------
                                                                             1997             1996
                                                                           --------         --------
Cash flows from operating activities:
      Net income                                                           $    316         $     20
      Adjustments to reconcile net income to net
         cash used in operating activities:
      Depreciation and amortization of equipment and
         leasehold improvements                                               1,010            1,275
      Amortization of capitalized software costs                                230              662
         Write-off of property and equipment                                     --               48
         Gain on sale of building                                              (497)              --
      Changes in assets and liabilities:
         Trade accounts receivable                                           (2,957)          (2,889)
         Inventories                                                            (75)             802
         Other current assets                                                 1,879            2,017
         Other assets                                                           183              790
         Accounts payable                                                      (809)          (6,729)
         Accrued liabilities                                                   (511)          (1,831)
         Accrued acquisition, restructuring and other charges                (1,328)          (5,599)
         Income tax payable                                                     (55)             175
      Foreign currency translation adjustment                                    18             (196)
                                                                           --------         --------
               Net cash used in operating activities                         (2,596)         (11,455)
                                                                           --------         --------
Cash flows from investing activities:
         Capital expenditures                                                  (692)          (2,675)
         Proceeds from sale of building                                       7,700               --
         Capitalized software costs                                              --              (68)
                                                                           --------         --------
               Net cash provided by (used in) investing activities            7,008           (2,743)
                                                                           --------         --------
Cash flows from financing activities:
         Net proceeds from issuance of preferred stock, Series C              2,782               --
         Principal debt repayments                                           (3,954)              --
         Notes payable to banks                                                  --              168
         Net payments under long-term obligations                               (25)              --
         Net proceeds from issuance of common stock                              37              349
                                                                           --------         --------
               Net cash provided by (used in) financing activities           (1,160)             517
                                                                           --------         --------
               Net increase (decrease) in cash and cash equivalents           3,252          (13,681)
Cash and cash equivalents at beginning of period                             23,651           25,554
                                                                           --------         --------
Cash and cash equivalents at end of period                                 $ 26,903         $ 11,873
                                                                           ========         ========
Supplemental disclosure of cash flow information:
         Cash paid during the period for:
               Interest                                                    $    263         $    472
               Income taxes                                                $     --         $     --


The accompanying notes are an integral part of these consolidated unaudited condensed financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Quarterdeck Corporation are unaudited (except for the Balance Sheet as of September 30, 1997) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in Quarterdeck's Annual Report on Form 10-K, for the fiscal year ended September 30, 1997. In the opinion of management, the accompanying consolidated unaudited financial statements include all adjustments which are necessary for a fair presentation. The results of operations for the three month period ended December 31, 1997 are not necessarily indicative of results to be expected for the full fiscal year.

2.       GENERAL

         Quarterdeck Corporation is a global leader in the development and marketing of PC helpware -- software designed to prevent and solve PC performance problems, especially those encountered in networked -- Internet and Intranet -- environments. The Company's goal is to make personal computing trouble-free for users and network administrators alike, while reducing the need for live technical support. Quarterdeck's current product line, which addresses storage management, system conflict resolution, virus protection, system updating, and enhanced access to networked information and communications resources, is marketed to both end-users and businesses via retail distribution, corporate resellers and OEM's, direct marketing channels, and the Internet. Quarterdeck's products are available in over 14,000 outlets throughout the United States and Canada, as well as in over 29 countries worldwide.

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

3.       BALANCE SHEET INFORMATION

                                                                        DECEMBER 31,    SEPTEMBER 30,
                                                                           1997             1997
                                                                        ------------    -------------
                                                                               (in thousands)
Trade accounts receivable:
  Receivables ...................................................        $ 20,114         $ 16,274
  Less: allowance for doubtful accounts .........................          (1,484)          (1,761)
  Less: allowance for sales returns .............................          (4,497)          (4,243)
  Less: allowance for market development funds ..................          (4,148)          (3,242)
                                                                         --------         --------
                                                                         $  9,985         $  7,028
                                                                         ========         ========
Other current assets:
  Prepaid royalties .............................................        $    386         $    352
  Income tax receivable .........................................             526              520
  Other prepaid expenses ........................................             831              800
  Notes receivable ..............................................              40               51
  Advances to employees .........................................              23               24
  Marketable security - Infonautics .............................             576              792
  Other .........................................................             178            2,116
                                                                         --------         --------
                                                                         $  2,560         $  4,655
                                                                         ========         ========
Equipment and leasehold improvements:
  Building (asset held for sale) ................................        $     --         $  7,359
  Computer equipment ............................................           7,999            7,769
  Office furniture and equipment ................................           6,479            6,575
  Office furniture and equipment under capital leases ...........              99               99
  Leasehold improvements ........................................           2,641            2,638
                                                                         --------         --------
                                                                           17,218           24,440
  Less: accumulated depreciation and amortization ...............         (10,686)         (10,287)
                                                                         --------         --------
                                                                         $  6,532         $ 14,153
                                                                         ========         ========
Capitalized software costs:
  Capitalized software costs ....................................        $  5,498         $  5,498
  Less: accumulated amortization ................................          (3,938)          (3,708)
                                                                         --------         --------
                                                                         $  1,560         $  1,790
                                                                         ========         ========
Other assets:
  Intangible assets acquired, net ...............................           2,572            2,683
  Other .........................................................             672              744
                                                                         --------         --------
                                                                         $  3,244         $  3,427
                                                                         ========         ========
Accrued expenses:
  Accrued expenses, .............................................        $ 11,780         $ 12,291
  Accrued litigation settlement .................................           1,905            1,905
                                                                         --------         --------
                                                                         $ 13,685         $ 14,196
                                                                         ========         ========
Accrued acquisition, restructuring and other charges:
 Acquisition ....................................................        $     50         $     50
 Restructuring ..................................................           3,907            5,335
                                                                         --------         --------
                                                                         $  3,957         $  5,385
                                                                         ========         ========

4.       CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 1997 amounted to $26,903,000.

5.       COMPUTATION OF NET INCOME PER SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, for which common stock equivalents are not considered, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure statements. The Company adopted SFAS No. 128 for the quarter ended December 31,1997. All prior periods will be restated.

         The following table sets forth the computation of basic and diluted net income per share:

                                                                              THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                            ----------------------
                                                                             1997           1996
                                                                            -------        -------
Numerator:
Net income, net income available to common stockholders
  and net income available to common stockholders after
  required conversion:                                                      $   316        $    20
                                                                            =======        =======
Denominator:
Shares used for basic net income
  per share calculation - weighted average shares outstanding                43,363         37,738

Effect of dilutive securities:
                  Series C convertible preferred shares and warrants         24,234
                  Series B convertible preferred stock                                         276
                  Stock options                                                  31            724
                  Limbex purchase transaction                                                1,200

Shares used for diluted net income                                          -------        -------
  per share calculation                                                      67,628         39,938
                                                                            =======        =======

         No adjustment was required in calculating net income available to common stockholders after assumed conversion as there are no dividend requirements on the Company's preferred stock.

         Options to purchase 6,873,000 shares at a weighted average exercise price of $3.52 and 3,184,000 shares at a weighted average exercise price of $12.38 were outstanding during the three months ended December 31, 1997 and 1996, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

         Warrants to purchase 904,000 shares and 1,704,000 shares at a weighted average exercise price of $7.44 were outstanding during the three months ended December 31, 1997 and 1996, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

         Warrants to purchase 25,000 shares at a weighted average exercise price of $7.20 were outstanding during the three months ended December 31, 1997 and 1996, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

         Approximately 1,180,000 shares issuable upon the conversion of convertible notes were not included in either period as the effect would be anti-dilutive. The Company had $25,000,000 of convertible notes outstanding at December 31, 1997 and 1996.

         Series C preferred stock includes 24,234,000 shares relating to the potential conversion of the Series C preferred stock and warrants based upon the conversion price at December 31, 1997 which was $1.252. However, the holders of the Series C preferred stock are contractually held to a minimum of $5.00 per share conversion price until March 1, 1998.


6.    RESTRUCTURING CHARGES

         During September 1997, the Company implemented a restructuring plan which was designed to focus the Company on the new corporate strategy which resulted in charges totaling $11,051,000. As part of the restructuring, the net book value of the building in Columbia, Missouri was written down by $5,803,000, to $7,000,000, the Company's estimated fair market value. (This building and certain furniture and fixtures were sold during the quarter ended December 31, 1997 resulting in a net gain of $497,000.) See subsequent event footnote 8 for further discussion of business units closed or divested.

         The following is an analysis of the significant components of the fiscal 1997 restructuring and other charges (in thousands):

                               DISCONTINUANCE AND   SEVERANCE       WRITE-OFF
                                CONSOLIDATION OF       AND         PROPERTY AND
                                    OFFICES           OTHER          EQUIPMENT         TOTAL
                               ------------------   ---------      -------------      --------
Accrued, September 30, 1997 ..          569            4,122              100            4,791
Non-cash costs ...............           --              (51)            (100)            (151)
Cash payments ................          (95)          (1,113)              --           (1,208)
                                   --------         --------         --------         --------
Accrued, December 31, 1997....     $    474         $  2,958         $     --         $  3,432
                                   ========         ========         --------         ========

         Quarterdeck currently expects this restructuring accrual to be utilized, primarily through cash disbursements, through the quarter ending March 31, 1999. The Company anticipates the cash effect of such disbursements to be of declining significance until this time.

         The following is an analysis of the significant components of the fiscal 1996 restructuring (in thousands):

                                               DISCONTINUANCE
                                                     AND           SEVERANCE
                                                CONSOLIDATION         AND
                                                 OF OFFICES          OTHER         TOTAL
                                               ---------------     ----------     --------
Accrued, September 30, 1997 ...........                454                90           544
Cash payments .........................                (57)              (12)          (69)
                                                  --------          --------      --------
Accrued, December 31, 1997 ............           $    397          $     78      $    475
                                                  ========          ========      ========

         The remainder of this accrual primarily relates to vacant leased facilities. The leases for the facilities extend several years, however, the Company is seeking to obtain subleases for this space.

7.       LEGAL PROCEEDINGS

         Federal and state shareholder actions were brought against the Company and one former and one current officer of the Company alleging among other things, violations of certain provisions of California and Federal securities laws relating to statements made about Quarterdeck. On December 19, 1997, the Company reached an agreement in principle to settle such actions for a total amount of $12,500,000, of which the Company will be required to pay approximately $1,905,000, with the balance of $10,595,000 to be paid under the Company's directors' and officers' insurance policy. The settlement is subject to, among other things, court approval. The Company has recorded a charge of $1,905,000 during its fiscal year ended September 30, 1997.

         In March 1997, a purported class action lawsuit brought on behalf of all licensees of MagnaRAM2 residing in the United States, Jack Abbott, et al. v. Quarterdeck Corporation, Case No. 00709198, was filed in the Superior Court of the State of California, County of San Diego. The complaint alleges, among other things, that MagnaRAM2 fails to increase Random Access Memory significantly or otherwise help Windows 95 and Windows 3.x users. The plaintiffs seek compensatory damages and punitive damages in unspecified amounts, injunctive relief, and attorney fees and costs. Quarterdeck has filed counterclaims and intends to defend the case vigorously and to oppose any effort to certify the claims for class resolution. No assurances can be given that the ultimate disposition of this case will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

         In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation against the Company. The complaint alleges that the Company's partitioning software (Partition-It and Partition-It Extra Strength) violate a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and is now seeking to amend its complaint to allege infringement of that patent as well. The plaintiff seeks an injunction against distribution of Partition-It and Partition-It Extra Strength and damages. Although the Company believes the patents are invalid, there can be no assurance as to the actual outcome of this matter. The ultimate disposition of this matter could have a material adverse effect on the Company.

         The Company is a defendant in various other pending claims and lawsuits. Although there can be no assurances, management believes that the disposition of such matters will not have a material adverse impact on the results of operations or financial position of the Company.

8.       SUBSEQUENT EVENTS

         On January 12, 1998, the Company completed the divestiture of the business of StarNine Technologies, Inc., the Company's Berkeley, California subsidiary specializing in Internet tools for Macintosh users, to Platinum Equity Holdings. In addition, the Company signed an outsourcing contract with The Sutherland Group, Ltd., for the Company's Clearwater, Florida consumer and corporate telesales operations. These transactions will not have a material impact on the Company's financial position or results of operations and resulted in a reduction in full time headcount by approximately 115.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other information, including information set forth in the Company's 10-K for the fiscal year ended September 30, 1997, and all other recent filings Quarterdeck has made with the Securities and Exchange Commission, before making an investment decision with respect to the Company's stock.

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

RESULTS OF OPERATIONS

         Net Revenues: The Company's net revenues consist of gross sales of its products, less provisions for returns and customer allowances. In the retail and corporate reseller channels, the Company's main sales vehicles, gross sales are recorded as products are shipped on order to first-tier distributors, with provisions for returns calculated on the basis of projected sell-through of new products and demonstrated sell-through experience of established products. These provisions reflect the industry's practice of often accepting returns from distributors, resellers, and retailers of products not sold through to final customers. If projected sell-through does not occur, actual returns may exceed earlier provisions, and net revenues for a period may suffer significant declines even when distributor orders for new or replacement products are meeting expectations.

         Net revenues for the three months ended December 31, 1997 of $20,626,000 decreased 15.4% or $3,759,000 from net revenues of $24,385,000 for the three months ended December 31, 1996. This decline reflected reduced sales for the Company's memory management, and communications products, the discontinuance during fiscal 1997 of certain non-core product lines (e.g., Internet utilities and graphic utilities)and reduced efforts to sell third party products through the Company's direct mail and telesales units.

         During the December 1997 quarter, a majority of the Company's revenues were generated by continuing sales of its CleanSweep and ProComm products and from new products and upgrades including RealHelp, RealHelp Extra Strength, ViruSweep 1.0 and Partition-It Extra Strength.

         The majority of Quarterdeck's revenues are derived from US sales, but the relative contribution from international revenues has grown, representing 24.1% and 17.0% of the Company's net revenues, for the three month periods ended December 31, 1997 and 1996, respectively.

         Cost of Revenues: Cost of revenues include product production, packaging, documentation and media, amortization of capitalized software costs, technical support and certain license fees paid to third parties. For the three months ended December 31,1997, cost of revenues of $4,709,000 decreased 33.2% or $2,339,000 from cost of revenues of $7,048,000 for the three months ended December 31, 1996, while declining as a percent of net revenues to 22.8% from 28.9% for the three months ended December 31, 1997 and 1996, respectively. The dollar decrease in cost of revenues was largely due to reduced sales and to improved efficiency in production and technical support activities. The reduction as a percent of net revenues was primarily due to the consolidation of the purchasing function which allowed the Company to obtain manufacturing related volume discounts, reduced royalty expense and software amortization in the current year, continued reduction of technical support costs and continuing decreases in the manufacturing cost per unit resulting from a change in the Company's product mix to the CD-Rom format from higher cost floppy disks.

         Software development and purchased software costs are capitalized once technological feasibility is achieved and are generally amortized over one to three year periods, commencing upon initial product release. For the three months ended December 31, 1997 and 1996, Quarterdeck did not capitalize any internal software development, judging that costs incurred after achieving technological feasibility were immaterial. For the three months ended December 31, 1997, amortization of previously capitalized software costs of $230,000 decreased 65.3% or $432,000 from amortization of capitalized software costs of $662,000 for the three months ended December 31, 1996 due to some previously capitalized costs having been fully amortized. There were no software development costs capitalized in the December 1997 quarter.

OPERATING EXPENSES

         Operating expenses for the three months ended December 31, 1997 of $15,815,000 decreased 6.0% or $1,008,000, from total operating expenses of $16,823,000 for the three months ended December 31, 1996, but increased as a percent of net revenues to 76.7% from 69.0% for the three months ended December 31, 1997, and 1996 respectively. This dollar decline in total operating expenses resulted primarily from the Company's restructuring, consolidation, and downsizing activities which began late in fiscal 1996. The increase as a percent of net revenues was primarily due to the reduction in net revenues for the three months ended December 31, 1997 as compared to the three months ended December 31, 1996.

         Research and Development: Research and development expenses consist primarily of salaries, benefits and consulting fees to support product development, including product testing and documentation. For the three months ended December 31, 1997, research and development expenses of $4,681,000 increased 13.6% or $562,000, from research and development expenses of $4,119,000 for the three months ended December 31, 1996, while increasing as a percent of net revenues to 22.7% from 16.9% for the three months ended December 31, 1997 and 1996, respectively. The increase in research and development expenses was largely due to increased internal research and development headcount and to payments to third parties for contracted product development required to support the Company's expanded helpware product development efforts.

         Sales and Marketing: Sales and marketing expenses consist of salaries and commissions and related costs of sales and marketing and customer service personnel as well as advertising, trade show and promotional expenses. For the three months ended December 31, 1997, sales and marketing expenses of $8,378,000 increased 7.7% or $596,000, from sales and marketing expenses of $7,782,000 for the three months ended December 31, 1996 while increasing as a percent of net revenues to 40.6% from 31.9% for the three months ended December 31, 1997 and 1996, respectively. This increase was primarily due to an increase in consulting expenses, promotional activities and packaging occurring as a result of the new strategic product releases during the December 1997 quarter.

         Quarterdeck believes substantial sales and marketing efforts are essential to achieve revenue growth and to maintain and enhance the Company's competitive position. Accordingly, with the continued expansion of its product lines and international operations, as well as the introduction of new and updgraded products, Quarterdeck expects the expenses associated with these efforts to continue to constitute its most significant operating expense. There can be no assurance that these sales and marketing efforts will be successful in achieving their intended results.

         General and Administrative: General and administrative expenses consist of salaries and related costs of support departments, overhead and facilities. For the three months ended December 31, 1997, general and administrative expenses of $2,807,000 decreased 43.0% or $2,115,000, from general and administrative expenses of $4,922,000 for the three months ended December 31, 1996, while decreasing as a percent of net revenue to 13.6% from 20.2% for the three months ended December 31, 1997 and 1996, respectively. These declines were largely due to reductions in headcount and consultants. Additionally, facility related expenses declined significantly due to the restructuring efforts late in fiscal 1996 and in fiscal 1997, as the Company closed or consolidated seven office locations, sold the Columbia, Missouri building and subleased 52,000 square feet of the Company's current office space to other tenants.

         Restructuring Costs: For the three months ended December 31, 1997, the Company reversed $51,000 of restructuring costs no longer required. There were no restructuring costs for the three months ended December 31, 1996.

         Other income: For the three months ended December 31, 1997, net other income of $497,000 primarily represents the gain realized upon the sale of the Columbia, Missouri building on December 30, 1997. Net other income for the three months ended December 31, 1996 was zero.

         Interest expense: For the three months ended December 31, 1997, net interest expense of $267,000 decreased 45.6% or $224,000 from net interest expense of $491,000 for the three months ended December 31, 1996, while decreasing as a percent of net revenues to 1.3% from 2.0% for the three months ended December 31, 1997 and 1996, respectively. Net interest expense decreased primarily due to a higher interest rate paid on the Company's previous revolving line of credit which was closed in fiscal 1997 and an increase in interest income relating to higher cash balances maintained in interest bearing accounts as compared to the three months ended December 31, 1996. Additionally, the Company reduced the outstanding bank debt by $6,824,000, as compared to the December 1996 quarter, resulting in a reduced interest expense.

         Income Taxes: A valuation allowance was recorded for income tax expense as it relates to foreign operations to offset 100% of the Company's $33,600,000 net deferred tax asset as of December 31, 1997. The net deferred tax asset of $33,600,000 (before applying the valuation allowance) is comprised of the estimated tax effect of expected future reversing temporary differences and tax net operating losses, relating in part to charges taken for book purposes that are not deductible for federal income tax purposes until the amounts are paid in the future. Management believes that due to recent financial results it is appropriate to record a full valuation allowance until such time as it becomes more likely than not that the Company will realize some or all of the benefit of the net deferred tax asset.

Trends and Uncertainties:

         The computer software industry is subject to rapid technological change often evidenced by new competing products, improvements in existing products and improvements and/or upgrades to operating systems. The Company depends on the successful development or acquisition and resulting sales of new products, including upgrades of existing products, to replace revenues from products introduced in prior years that have begun to experience reduced revenues or have become obsolete. If the Company's leading products, such as CleanSweep and ProComm, become outdated or are rendered obsolete as a result of improvements in operating systems, hardware or technology, or due to other competitive factors and lose market share faster than those revenues are replaced by new products or if new products or existing product upgrades are not introduced in a timely manner or do not achieve anticipated revenues the Company's operating results could be materially adversely affected. Even with normal development cycles, the market environment can change so quickly that features in certain products can become outdated soon after market introduction. These events may occur in the future and may have an adverse effect on future revenues and operating results.

         The Company is focusing significant efforts on evolving its core utilities and communication product lines into a set of products designed to enhance user performance, simplify system management and reduce the ongoing cost of ownership for networked personal computing. As part of this effort, the Company is developing new products, such as RealHelp, which was released in December, 1997, and adapting its current technology into these products and has made and may make strategic acquisitions and divestitures. There is no assurance these efforts will be successful. Other significant risks associated with the Company's focus on this category of products include the timing of releases in relation to competitive products, uncertainties surrounding the rate and extent of development of this new market and one-time losses and charges that may result from divestitures of non-core assets.

         The Company is also devoting substantial efforts to the development of software products that are designed to operate on Microsoft's Windows 95 and Windows NT. Microsoft Corporation may incorporate advanced utilities or other features in Windows 95 and/or Windows NT and/or their successors that may decrease the demand for certain of the Company's products including those under development. Should the Company not be able to timely develop and successfully market products that offer perceived value to users of these operating systems beyond that which is offered in the base operating system, future revenues would be adversely affected.

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

         Quarterdeck believes that substantial sales and marketing efforts are essential to achieve revenue growth and to maintain and enhance the Company's competitive position. Accordingly, Quarterdeck expects the expenses associated with these efforts to continue to constitute its most significant operating expense. There can be no assurance that these sales and marketing efforts will be successful in achieving their intended results.

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

         The Company's Series C Preferred Stock is convertible into shares of Common Stock. The exact number of shares of Common Stock issuable upon conversion of all of the Series C Preferred Stock cannot currently be estimated but, generally, such issuances of Common Stock will vary inversely with the market price of the Common Stock. The holders of Common Stock may be materially diluted by conversion of the Series C

Preferred Stock which dilution will depend on, among other things, the future market price of the Common Stock and the decisions by holders of shares of Series C Preferred Stock as to when to convert such shares. Each share of Series C Preferred Stock is convertible into the number of shares of Common Stock equal to the quotient of (i) $1000.00 divided by (ii) the Conversion Price. Up until March 1, 1998, the Conversion Price will be $5.00. Thereafter, subject to the maximum Conversion Price specified below, the Conversion Price will be equal to 101% of the average of the three lowest daily trading prices for the 22 consecutive trading days immediately preceding the date of conversion (the "Conversion Date"). If the market price of the Common Stock was $1.00, $2.00 or $3.00, the aggregate number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock would be approximately 31,600,000, 15,800,000 or 10,500,000 shares of Common Stock, respectively. The maximum Conversion Price is $5.125 until March 31, 1999, and thereafter will be the lesser of (i) $5.125,
(ii) 101% of the average daily low trade prices of the Common Stock for all trading days in March 1999, (ii) 101% of the average daily low trade prices of the Common Stock for all trading days in September 1999 and (iii) 101% of the average daily low trade prices of the Common Stock for all trading days in March 2000. To the extent the market price per share of the Common Stock is lower or higher than the examples set forth above, the Company would issue more or less shares of Common Stock than reflected in such examples, and such difference could be material. The Company's stock has experienced wide fluctuations in its stock price and stock market volatility, whether related to the stock market generally or the Company specifically. Such fluctuations, if coincident in time with conversions of Series C Preferred Stock, will impact directly the number of shares of Common Stock issuable upon conversion thereof. The terms of the Series C Preferred Stock do not provide for any limit on the number of shares of Common Stock which the Company may be required to issue in respect thereof.

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

         The Company has made a preliminary assessment of its systems and operations to ascertain the cost impact to the Company regarding the year
2000 issue. Based on such assessment, the Company believes its computer servers, customer base systems and telephone systems are either year 2000 compliant or can be upgraded to be year 2000 compliant at minimal cost. In addition, the general accounting and operations systems are under evaluation and are expected to be year 2000 compliant at minimal cost. The Company believes that the implementation of these changes will not have a material impact on the Company's results of operations or liquidity. However, there can be no assurances that the Company will not experience unanticipated negative consequences and/or material cost associated with preparing its internal systems for the year 2000 caused by undetected errors or defects in its internal systems.

RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 18 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company has adopted SFAS No. 128 for the financial statements for the quarter ended December 31, 1997.

         SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is evaluating the Statement's provisions to conclude how it will present comprehensive income in its financial statements, and has not yet determined the amounts to be disclosed. The Company will adopt SPAS No. 130 effective October 1, 1998.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company does not believe they will be required to make any additional disclosures in its financial statements. The Company will adopt SFAS No. 131 effective October 1, 1998.

         The AICPA recently issued statement of Position 97-2, "Software Revenue Recognition," (SOP 97-2) effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company anticipates adopting SOP 97-2 for transactions entered into on and after October 1, 1998. While the Company is still evaluating the impact of this statement, it believes that it is in substantial compliance with the provisions thereof. In addition, the impact of SOP 97-2 will depend on terms of future transactions.

FACTORS AFFECTING QUARTERLY RESULTS AND STOCK PRICE

         The Company's future operating results and stock price could be subject to significant fluctuations and volatility. The Company's revenues and quarterly operating results may experience significant fluctuations and be unpredictable as the result of a number of factors including, among others, introduction of new or enhanced products by the Company or its competitors, rapid technological changes in the Company's markets, seasonality of revenues, changes in operating expenses and general economic conditions. The Company's net revenues and net income (loss) have fluctuated significantly from year to year and from quarter to quarter since the Company's initial public offering in June 1991.

         The Company also has experienced wide fluctuations in its stock price, which may be subject to significant fluctuations in the future over a short period of time. The trading price of the Common Stock increased from approximately $3.00 in January 1995 to a high of approximately $39.00 in December 1995 to a low of approximately $1.25 in December 1997. Fluctuations may be due to factors specific to the Company, to changes in analysts' estimates or to factors affecting the computer industry or the securities markets in general. In addition, since diluted net income per share is calculated using the treasury stock method (see Note 5 of the Notes to Consolidated Unaudited Condensed Financial Statements), increases in the price of Quarterdeck's stock can have an adverse impact on the calculation of diluted net income per share in that period as more outstanding instruments are included as common shares outstanding. This and other factors, including the existence or conversion of any outstanding convertible securities, any decline in revenues or quarterly operating results, or the failure to meet market expectations, could have an immediate and significant effect on the trading price of the Common Stock in any given period.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased $3,252,000 to $26,903,000 at December 31, 1997 from $23,651,000 at September 30, 1997. Working capital, which is the excess of current assets over current liabilities, at December 31, 1997 was $17,863,000 as compared to $6,917,000 at September 30, 1997 representing an increase in working capital of $10,946,000.

         Operating activities: Cash used in operating activities of $2,596,000 was primarily due to a net reduction in assets and liabilities of $3,655,000 which resulted from a net reduction in other current assets of $1,879,000 and other reductions of $201,000, offset by net increases in accounts receivable and inventories and by net reductions in payables, accrued liabilities, and accrued acquisition, restructuring and other charges of $5,735,000. Additionally, $1,059,000 of cash was provided by the Company's net income of $316,000 and non cash charges of $743,000.

         The reduction in accounts payable and accrued liabilities was due to payments made to trade vendors and an overall decline in the level of the Company's operating expenses as a result of the execution of the restructuring plans. The reduction in accrued acquisition, restructuring and other charges was due to payments made during the execution of the fiscal 1996 and 1997 restructuring plans. The increase in accounts receivable was due to sales of newly released products for which invoices were not due for payment prior to the end of the quarter. The reduction in other current assets was largely due to cash receipts resulting from both the Series C preferred stock financing and the divestment of the Company's investment Lernout and Hauspie during fiscal 1997.

         Investing activities: Cash provided by investing activities of $7,008,000 was largely due the sale of the Columbia, Missouri building on December 30, 1997 which resulted in an increase of $7,700,000, which was offset by $692,000 for capital expenditures.

         Financing activities: Cash used in financing activities of $1,160,000 was primarily related to the principal repayment relating to the Columbia Missouri construction loan as a result of the sale of the building and payments for long term financing of $3,979,000 which was partially offset by $2,819,000 of net proceeds from the sale of Series C preferred stock and issuance of common stock.

         On March 28, 1996, the Company issued $25,000,000 principal amount of 6% Convertible Senior Subordinated Notes, due 2001 ("Notes"), to an institutional investor in a private placement pursuant to the terms of a Note Agreement, dated March 1, 1996.

         In April 1997, the Company established an asset based line of credit with Greyrock Business Credit, a division of NationsBank. The Company repaid and terminated its existing line with Bank of America with proceeds from the new line. Maximum borrowings under the new line are the lesser of $12,000,000 and the sum of 85% of eligible accounts receivable plus the value of inventory to a maximum of $2,000,000. The line can be used for general corporate purposes, including investments and acquisitions, and bears interest at prime plus 2%. The line is secured by substantially all assets of Quarterdeck. The Company is obligated to pay a minimum interest charge of $10,000 per month and comply with certain other non-financial covenants and restrictions. At December 31, 1997, the Company had $1,625,000 outstanding under the line and the ability to borrow up to a maximum amount of $10,375,000. The current term of the agreement matures on March 31, 1998. This agreement is automatically renewable for successive additional one year terms unless advance notification is provided by either party prior to the next maturity date. The Company expects that the agreement will be extended for another one year term.

         On August 6, 1996, the Company's Datastorm subsidiary secured construction financing from a bank of up to $5,000,000 with an interest rate equal to the bank's commercial base rate, currently prime plus 2%, secured by the newly constructed Columbia, Missouri building. The Columbia, Missouri building was sold on December 30, 1997 and the remaining balance of $3,500,000 was repaid in full on December 30, 1997.

         In September 1997 and between October 1997 and November 4, 1997, the Company issued 26,025 and 2,975 shares, respectively of Series C Convertible Preferred Stock, stated value $1000 per share (the "Series C Preferred Stock"), of the Company for $24,594,000 and $2,782,000, net of offering fees, respectively.

         On December 19, 1997, the Company reached an agreement in principle to settle the shareholder litigation for $12,500,000. The Company will be required to pay approximately $1,905,000 as part of this settlement. The Company's directors' and officers' insurance carrier will contribute $10,595,000 to the settlement.

         The Company believes existing working capital and borrowing capacity under the line of credit will be sufficient to fund the Company's operations for fiscal 1998. Nevertheless, the Company may explore various financing alternatives in order to finance an expansion of the business of the Company and help provide additional working capital for operations. There is no assurance that additional financing will be available, or if available, will be available on acceptable terms. Any decision or ability to obtain financing through debt or equity investment will depend on various factors, including, among others, revenues, financial market conditions, strategic acquisition and investment opportunities, and developments in the Company's markets. The sale of additional equity securities or future conversion of any convertible debt would result in additional dilution to the Company's stockholders.

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

         In March 1997, a purported class action lawsuit brought on behalf of all licensees of MagnaRAM2 residing in the United States, Jack Abbott, et al. v. Quarterdeck Corporation, Case No. 00709198, was filed in the Superior Court of the State of California, County of San Diego. The complaint alleges, among other things, that MagnaRAM2 fails to increase Random Access Memory significantly or otherwise help Windows 95 and Windows 3.x users. The plaintiffs seek compensatory damages and punitive damages in unspecified amounts, injunctive relief, and attorney fees and costs. Quarterdeck has filed counterclaims and intends to defend the case vigorously and to oppose any effort to certify the claims for class resolution. No assurances can be given that the ultimate disposition of this case will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

         In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation against the Company. The complaint alleges that the Company's partitioning software (Partition-It) violates a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and is now seeking to amend its complaint to allege infringement of that patent as well. The plaintiff seeks an injunction against distribution of Partition-It and damages. Although the Company believes the patents are invalid, there can be no assurance as to the actual outcome of this matter. The ultimate disposition of this matter could have a material adverse effect on the Company.

         The Company is a defendant in various other pending claims and lawsuits. Although there can be no assurances, management believes that the disposition of such matters will not have a material adverse impact on the results of operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on February 5, 1998, five proposals were submitted to the Company's stockholders. The Company's nominees for directors were elected and each of the other proposals were approved. A brief description of those proposals and the results of the voting are as follows:

         Proposal One - Election of two directors to serve for a three year term

          Nominee                   Votes For               Votes Withheld
          -------                   ---------               --------------
          Howard L. Morgan          33,880,040              2,471,035

          Nominee                   Votes For               Votes Withheld
          -------                   ---------               --------------
          Curtis A. Hessler         34,055,689              2,295,386

         Proposal Two - Approval for the issuance of shares of Common Stock representing 20% or more of the Common Stock outstanding, which are issuable upon conversion of shares of the Company's Series C Convertible Preferred Stock issued in a private placement.

            Voting Results
            --------------
            For                              14,155,473
            Against                           1,924,740
            Abstain                             281,129
            Broker Non-Votes                 19,989,733

         Proposal Three - Approval of an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance by the Company from 70,000,000 to 100,000,000.

            Voting Results
            --------------
            For                              33,215,089
            Against                           2,883,941
            Abstain                             252,044
            Broker Non-Votes                          1

         Proposal Four - Approval of an amendment to the Company's 1990 Stock Plan to increase the number of shares from 7,500,000 to 9,500,000.

            Voting Results
            --------------
            For                              30,161,098
            Against                           5,444,275
            Abstain                             305,531
            Broker Non-Votes                    440,171

         Proposal Five - Ratification of appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending September 30, 1998.

            Voting Results
            --------------
            For                              35,764,947
            Against                             310,423
            Abstain                             275,705
            Broker Non-Votes                         --


Item 5.   Other Information

     The following table sets forth the computation of basic and diluted net income per share for the fiscal years ended September 30, 1995 through September 30, 1997. Additionally, the basic and diluted net income per share is disclosed for the years ended September 30, 1993 and 1994.

                                1997      1996      1995      1994      1993
                              --------  --------  --------  --------  --------
Numerator:
Net income, net income
available to common
stockholders and net income
available to common
stockholders after required
conversion:                   $(18,398) $(74,959) $ 11,252

Denominator:
Shares used for basic net
income per share
calculation - weighted
average shares outstanding      43,168    34,894    35,055

Effect of dilutive
securities:

  Stock options and warrants                         1,444

Shares used for diluted net   ----------------------------
income per share calculation    43,168    34,894    36,499
                              ============================

Basic net income per share    $  (0.43) $  (2.15) $   0.32 $  (0.15) $   0.32
Diluted net income per share  $  (0.43) $  (2.15) $   0.31 $  (0.15) $   0.32

     Options to purchase 6,091,000 shares at a weighted average exercise price of $3.89 and 6,048,000 shares at a weighted average exercise price of $9.12 and 1,988,000 shares were outstanding as of the fiscal years ended September 30, 1997, 1996 and 1995, respectively, but were not included in the computation of diluted net income per share because the options exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

     Warrants to purchase 904,000 shares and 1,704,000 shares at a weighted average exercise price of $7.44 were outstanding as of the fiscal years ended September 30, 1997 and 1996 respectively, but were not included in the computation of diluted net income per share because the warrants' exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

     Series B Convertible Preferred Stock in the amount of $20,000,000 was outstanding as of September 30, 1996 and was convertible into common stock on or after November 15, 1996 at a conversion price to be determined using a specified conversion formula which is based upon the future market price of the Company's common stock. During fiscal 1997, $10,000,000 of the Series B Preferred Stock was converted into 3,762,000 shares of common stock at a weighted average conversion price of $2.66. The Company repurchased all of the remaining oustanding shares and 800,000 of the related outstanding warrants of Series B Preferred Stock for $10,000,000 on September 30, 1997. Shares issuable upon conversion of Series B Convertible Preferred Stock were not included in the computation of diluted net income per share for 1996 because the effect would be anti-dilutive.

     Warrants to purchase 25,000 shares at a weighted average exercise price of $7.20 were outstanding as of the fiscal year ended September 30, 1997 but were not included in the computation of diluted net income per share because the warrants' exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

     Series C Convertible Preferred Stock in the amount of $24,594,000, net of placement fees, was outstanding as of September 30, 1997. Each share of Series C Preferred Stock is convertible into the number of shares of Common Stock equal to the quotient of (i) $1000.00 divided by (ii) the Conversion Price. Until March 1, 1998, the Conversion Price will be $5.00. Thereafter, subject to the maximum Conversion Price specified below, the Conversion Price will be equal to 101% of the average of the three lowest daily trading prices for the 22 consecutive days immediately preceding the date of conversion (the "Conversion Date"). The maximum Conversion Price is $5.125 until March 31, 1999, and thereafter will be the lesser of (i) $5.125, (ii) 101% of the average daily low trade prices of the Common Stock for all trading days in March 1999, (iii) 101% of the average daily low trade prices of the Common Stock for all trading days in September 1999 and (iv) 101% of the average daily low trade prices of the Common Stock for all trading days in March 2000. These securities were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

     Approximately 1,180,000 shares issuable upon the conversion of convertible notes were not included as the effect would be anti-dilutive. The Company had $25,000,000 of convertible notes outstanding at September 30, 1997 and 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               3.1 Certificate of Amendment of Certificate of Incorporation of the Company.

               3.2 Certificate of Amendment of Certificate of Incorporation of the Company.

              10.1    Contract For Sale of Real Estate between Datastorm
                      Technologies, Inc., a subsidiary of the Company, and The
                      Curators of the University of Missouri, dated December 30,
                      1997.

              10.2 Office Lease between Datastorm Technologies, Inc., a subsidiary of the Company, and The Curators of the University of Missouri, dated December 30, 1997.

              10.3 Outbound Telemarketing Exclusive Services Agreement between the Company and The Sutherland Group, Ltd., dated as of January 13, 1998.

          (b)  Reports on Form 8-K

                  A Form 8-K with respect to the issuance of securities in a private placement pursuant to Regulation D was filed with the Securities and Exchange Commission on October 3, 1997.

                  A Form 8-K with respect to the repurchase and conversion of securities that were issued pursuant to Regulation S was filed with the Securities and Exchange Commission on October 7, 1997.

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      QUARTERDECK CORPORATION
                                          (Registrant)


Date: February 12, 1998              /s/  CURTIS A. HESSLER
                                          --------------------------------------
                                          Curtis A. Hessler
                                          President and Chief Executive Officer


Date: February 12, 1998              /s/  FRANK GREICO
                                          --------------------------------------
                                          Frank Greico
                                          Sr. Vice President and
                                              Chief Financial Officer