Form 10-Q
period 1998-03-31
QUARTERDECK CORP
filed 1998-05-15
CIK 707668

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

                             -----------------------

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of April 30, 1998 was 57,635,994




================================================================================

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 1998

                                      INDEX


                                                                                   PAGE NO.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of March 31, 1998
               (unaudited) and September 30, 1997                                      3

               Consolidated Statements of Operations for the three and six
               months ended March 31, 1998 and 1997 (unaudited)                        4

               Consolidated Statements of Cash Flows for the six
               months ended March 31, 1998 and 1997 (unaudited)                        5

               Notes to Consolidated Unaudited Financial Statements                    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                11



                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                            19

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                    19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                             20

SIGNATURES                                                                            21

                               PART I. FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                            QUARTERDECK CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Amounts in thousands, except for share and per share amounts)

                                     ASSETS

                                                               MARCH 31,    SEPTEMBER 30,
                                                                 1998            1997
                                                                 ----            ----
                                                              (Unaudited)
Current assets:
    Cash & cash equivalents                                    $  22,465       $ 23,651
    Trade accounts receivable                                      6,814          7,028
    Inventories                                                      968          1,177
    Other current assets                                           3,228          4,655
                                                               ---------       --------
            Total current assets                                  33,475         36,511

    Equipment and leasehold improvements, net                      5,089         14,153
    Capitalized software costs, net                                1,330          1,790
    Other assets                                                   3,240          3,427
                                                               ---------       --------
                                                               $  43,134       $ 55,881
                                                               =========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $   2,720       $  3,792
    Accrued liabilities                                           12,558         14,196
    Accrued acquisition, restructuring and other charges           2,774          5,385
    Income tax payable                                               308            627
    Notes payable to bank                                          1,500          5,579
    Current portion of long-term obligations                          14             15
                                                               ---------       --------
            Total current liabilities                             19,874         29,594

    Convertible notes                                             25,000         25,000
    Other long-term obligations, less current portion                 64            114
                                                               ---------       --------
            Total liabilities                                     44,938         54,708
                                                               ---------       --------

Stockholders' equity:
    Series C Preferred stock (Par value $1,000,
      authorized: 29,000; issued and outstanding:
      28,051 and 26,025 shares, respectively, liquidation
      preference $28,051,000)                                     26,427         24,594

    Common stock (Par value $0.001, authorized:
      100,000,000 shares; issued and outstanding:
      43,860,211 and 43,338,838 shares)                               44             43

    Additional paid-in capital                                    76,616         75,630
    Accumulated deficit                                         (104,832)       (98,164)
    Foreign currency translation adjustment                          (41)          (281)
    Notes receivable from directors for sale of stock                (18)           (18)
    Net unrealized gain (loss) on marketable securities              559            (72)
    Treasury stock                                                  (559)          (559)
                                                               ---------       --------
            Total stockholders' equity                            (1,804)         1,173
                                                               ---------       --------
                                                               $  43,134       $ 55,881
                                                               =========       ========

The accompanying notes are an integral part of these consolidated unaudited condensed financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     MARCH 31,                MARCH 31,
                                              ---------------------     ---------------------
                                                1998         1997         1998         1997
                                                ----         ----         ----         ----
Net revenues                                  $ 13,348     $ 23,097     $ 33,974     $ 47,482
Cost of revenues                                 4,075        5,304        8,784       12,352
                                              --------     --------     --------     --------
           Gross profit                          9,273       17,793       25,190       35,130

Operating expenses:
           Research and development              4,339        3,601        9,020        7,720
           Sales and marketing                   9,690        8,065       18,068       15,846
           General and administrative            2,711        4,792        5,518        9,714
           Acquisition, restructuring and
             other charges                         (92)          --         (143)          --
                                              --------     --------     --------     --------
           Total operating expenses             16,648       16,458       32,463       33,280
                                              --------     --------     --------     --------
Operating income (loss)                         (7,375)       1,335       (7,273)       1,850

Interest expense, net                             (169)        (501)        (436)        (993)
Other income (expense), net                        560       (1,666)       1,057       (1,666)
                                              --------     --------     --------     --------
Loss before income taxes                        (6,984)        (832)      (6,652)        (809)
Provision for income taxes                          --           --           16            3
                                              --------     --------     --------     --------
Net loss                                      $ (6,984)    $   (832)    $ (6,668)    $   (812)
                                              ========     ========     ========     ========

Net loss per share:
           Basic                              $  (0.16)    $  (0.02)    $  (0.15)    $  (0.02)
                                              --------     --------     --------     --------
           Diluted                            $  (0.16)    $  (0.02)    $  (0.15)    $  (0.02)
                                              --------     --------     --------     --------
Shares used to compute net loss per share:
           Basic                                43,408       38,062       43,385       37,902
                                              --------     --------     --------     --------
           Diluted                              43,408       38,062       43,385       37,902
                                              --------     --------     --------     --------

The accompanying notes are an integral part of these consolidated unaudited condensed financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                    SIX MONTHS ENDED
                                                                        MARCH 31,
                                                                 ----------------------
                                                                   1998          1997
                                                                   ----          ----
Cash flows from operating activities:
  Net loss                                                       $ (6,668)     $   (812)
  Adjustments to reconcile net income to net cash
     used in operating activities:
  Depreciation and amortization of equipment and leasehold
     improvements                                                   1,872         2,570
  Amortization of capitalized software costs
     and other intangibles                                            682         1,082
  Write-off of property and equipment                                  16           176
  Gain on sale of assets                                           (1,005)           --
  Decrease in unrealized gain on marketable securities                 --          (544)
  Changes in assets and liabilities:
     Trade accounts receivable                                        214        (3,733)
     Inventories                                                      209           540
     Other current assets                                           2,057           907
     Other assets                                                     (35)        4,400
     Accounts payable                                              (1,072)       (4,983)
     Accrued liabilities                                           (1,638)       (3,182)
     Accrued acquisition, restructuring and other charges          (2,511)       (7,416)
     Income tax payable                                              (319)          177
     Foreign currency translation adjustment                          240           (36)
                                                                 --------      --------
         Net cash used in operating activities                     (7,958)      (10,854)
                                                                 --------      --------

  Cash flows from investing activities:
     Capital expenditures                                          (1,194)       (3,503)
     Proceeds from sale of building                                 7,700            --
     Proceeds from divestitures                                     1,575            --
     Capitalized software costs                                        --          (178)
                                                                 --------      --------
         Net cash provided by (used in) investing activities        8,081        (3,681)
                                                                 --------      --------

  Cash flows from financing activities:
     Net proceeds from issuance of Series C Preferred stock         1,833            --
     Principal debt repayments                                     (4,079)       (2,944)
     Proceeds from bank borrowing                                      --         1,582
     Net payments under long-term obligations                         (50)           --
     Net proceeds from issuance of common stock                       987           578
                                                                 --------      --------
         Net cash used in financing activities                     (1,309)         (784)
                                                                 --------      --------
         Net decrease in cash and cash equivalents                 (1,186)      (15,319)
  Cash and cash equivalents at beginning of period                 23,651        25,554
                                                                 --------      --------
  Cash and cash equivalents at end of period                     $ 22,465      $ 10,235
                                                                 ========      ========

  Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                $    918      $    994
         Income taxes                                            $     --      $     50

The accompanying notes are an integral part of these consolidated unaudited condensed financial statements.

QUARTERDECK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The accompanying consolidated financial statements of Quarterdeck Corporation are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in Quarterdeck's Annual Report on Form 10-K, for the fiscal year ended September 30, 1997. In the opinion of management, the accompanying consolidated unaudited condensed financial statements include all adjustments which are necessary for a fair presentation. The results of operations for the three and six month period ended March 31, 1998 are not necessarily indicative of results to be expected for the full fiscal year.

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

3.      BALANCE SHEET INFORMATION


                                                              MARCH 31,     SEPTEMBER 30,
                                                                1998            1997
                                                              --------        --------
                                                             (unaudited)
                                                                    (in thousands)
Trade accounts receivable:
    Receivables                                               $ 19,347        $ 16,274
    Less: allowance for doubtful accounts                       (1,253)         (1,761)
    Less: allowance for sales returns                           (6,663)         (4,243)
    Less: allowance for market development funds                (3,894)         (3,019)
    Less: allowance for rebates                                   (723)           (223)
                                                              --------        --------
                                                              $  6,814        $  7,028
                                                              ========        ========
Other current assets:
    Prepaid royalties                                         $    462        $    352
    Income tax receivable                                           58             520
    Other prepaid expenses                                       1,039             800
    Marketable security - Infonautics                            1,423             792
    Other                                                          246           2,191
                                                              --------        --------
                                                              $  3,228        $  4,655
                                                              ========        ========
Equipment and leasehold improvements:
    Building (asset held for sale)                            $     --        $  7,359
    Computer equipment                                           7,540           7,769
    Office furniture and equipment                               5,808           6,575
    Office furniture and equipment under capital leases            238              99
    Leasehold improvements                                       2,114           2,638
                                                              --------        --------
                                                                15,700          24,440
    Less:  accumulated depreciation and amortization           (10,611)        (10,287)
                                                              --------        --------
                                                              $  5,089        $ 14,153
                                                              ========        ========
Capitalized software costs:
    Capitalized software costs                                $  5,498        $  5,498
    Less:  accumulated amortization                             (4,168)         (3,708)
                                                              --------        --------
                                                              $  1,330        $  1,790
                                                              ========        ========
Other assets:
    Intangible assets acquired, net                           $  2,461        $  2,683
    Other                                                          779             744
                                                              --------        --------
                                                              $  3,240        $  3,427
                                                              ========        ========
Accrued liabilities:
    Accrued expenses                                          $ 10,177        $ 11,153
    Accrued royalty commission                                   1,172           1,138
    Accrued rebates                                              1,209              --
    Accrued litigation settlement                                   --           1,905
                                                              --------        --------
                                                              $ 12,558        $ 14,196
                                                              ========        ========
Accrued acquisition, restructuring and other charges:
    Acquisition                                               $     50        $     50
    Restructuring                                                2,724           5,335
                                                              --------        --------
                                                              $  2,774        $  5,385
                                                              ========        ========

4.      CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

5.      COMPUTATION OF NET INCOME PER SHARE

        In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, for which common stock equivalents are not considered, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure statements. The Company adopted SFAS No. 128 for the quarter ended December 31,1997.

        The following table sets forth the computation of basic and diluted net income per share:





                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              MARCH 31,                  MARCH 31,
                                                        --------------------      --------------------
                                                         1998         1997         1998         1997
                                                         ----         ----         ----         ----
Numerator:
Net loss, net loss available to common
   stockholders and net loss available to
   common stockholders after required conversion:       $(6,984)     $  (832)     $(6,668)     $  (812)
                                                        =======      =======      =======      =======

Denominator:
Shares used for basic net loss per share
   calculation - weighted average shares outstanding     43,408       38,062       43,385       37,902
                                                        -------      -------      -------      -------


Shares used for diluted net loss per share calculation   43,408       38,062       43,385       37,902
                                                        =======      =======      =======      =======


        No adjustment was required in calculating net income available to common stockholders after assumed conversion as there are no dividend requirements on the Company's preferred stock.

        Options to purchase 6,951,339 shares at a weighted average exercise price of $3.36 and 5,037,316 shares at a weighted average exercise price of $4.88 were outstanding during the three months ended March 31, 1998 and 1997, respectively, but were not included in the computation of diluted net income per share for either period because the effect would be anti-dilutive.

        Warrants to purchase 904,000 shares and 1,704,000 shares at a weighted average exercise price of $7.44 were outstanding during the three months ended March 31, 1998 and 1997, respectively, but were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

        Warrants to purchase 25,000 shares at a weighted average exercise price of $7.20 were outstanding during the three months ended March 31, 1998 and 1997, but were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

        Approximately 1,180,000 shares issuable upon the conversion of convertible notes were not included in either period as the effect would be anti-dilutive. The Company had $25,000,000 of convertible notes with a conversion price of $21.18 per share outstanding at March 31, 1998 and 1997.

        Quarterdeck did not include 14,823,760 shares of Series C Convertible Preferred Stock issuable upon the conversion of the stock and warrants based upon the conversion price at March 31, 1998 of $1.91 per share as the effect would be anti-dilutive. Shareholders are free to convert based upon the price as of the trailing 22 days. See "Liquidity and Capital Resources" for conversions during March 1998.

6.      RESTRUCTURING CHARGES

        During September 1997, the Company implemented a restructuring plan to focus the Company on its new corporate strategy which resulted in charges totaling $11,051,000. As part of the restructuring, the net book value of the Company's building in Columbia, Missouri was written down by $5,803,000, to $7,000,000, the estimated fair market value. (This building and certain furniture and fixtures were sold during the quarter ended December 31, 1997 resulting in a net gain of $497,000.)

        These are the remaining significant components of the fiscal 1997 restructuring and other charges (in thousands):

                                        DISCONTINUANCE AND   SEVERANCE
                                         CONSOLIDATION OF      AND
                                             OFFICES          OTHER      TOTAL
                                        ------------------   ---------  --------
     Accrued, December 31, 1997.....           474            2,958       3,432
     Cash payments..................           (70)            (959)     (1,029)
                                              ----           ------     -------
     Accrued, March 31, 1998........          $404           $1,999     $ 2,403
                                              ====           ======     =======

        Quarterdeck currently expects the 1997 restructuring accrual to be utilized, primarily through cash disbursements, through the quarter ending March 31, 1999. The Company anticipates the cash effect of such disbursements to be of declining significance during this period.

        The remaining significant components from fiscal 1996 restructuring actions (in thousands) are as follows:

                                       DISCONTINUANCE AND   SEVERANCE
                                        CONSOLIDATION OF       AND
                                            OFFICES           OTHER     TOTAL
                                       ------------------   ---------   -----
      Accrued, December 31, 1997.....          397               78       475
      Non-cash costs.................          (92)             (33)     (125)
      Cash payments..................          (29)              --       (29)
                                             -----            -----     -----

      Accrued, March 31, 1998........        $ 276            $  45     $ 321
                                             =====            =====     =====

        The remainder of the 1996 restructuring accrual primarily relates to vacant leased facilities. The leases for the facilities extend several years, but the Company is seeking to obtain subleases for this space.

7.      LEGAL PROCEEDINGS

        Federal and state shareholder actions were brought against the Company and one former and one current officer of the Company alleging among other things, violations of certain provisions of California and Federal securities laws. On December 19, 1997, the Company reached an agreement in principle to settle such actions for a total amount of $12,500,000, of which the Company will be required to pay approximately $1,905,000, with the balance of $10,595,000 to be paid under the Company's directors' and officers' insurance policy. The settlement is subject to, among other things, court approval. The Company recorded a charge of $1,905,000 during its fiscal year ended September 30, 1997.

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

        In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation against the Company. The complaint alleges that the Company's partitioning software (included in Partition-It and Partition-It Extra Strength) violate a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and has amended its complaint to allege infringement of that patent as well. The plaintiff seeks an injunction against distribution of Partition-It and Partition-It Extra Strength and monetary damages. Although the Company believes the plaintiff's patents are invalid, there can be no assurance as to the actual outcome of this matter. The ultimate disposition of this matter could have a material adverse effect on the Company.

        The Company is a defendant in various other pending claims and lawsuits. Although there can be no assurances, management believes that the disposition of such matters will not have a material adverse impact on the results of operations or financial position of the Company. From time to time, the Company has received communications from third parties asserting that certain Company trademarks, packaging or advertising materials may infringe upon the intellectual property rights of others. There can be no assurance that existing or future infringement claims against the Company with respect to current or future trademarks, packaging or advertising materials will not result in costly litigation or require the Company to discontinue use of such trademarks, packaging or advertising materials.

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

        In addition to an analysis of recent and historical financial results, this Form 10-Q includes a discussion of certain of Quarterdeck's business risks, including risks inherent to developing and marketing software as well as specific trends and uncertainties relating to the competitive environment in which the Company operates. Though Quarterdeck has sought to identify and disclose the significant risks to its business,, the Company cannot predict where or to what extent any of such risks may be realized; nor can there be any assurance that Quarterdeck has identified all possible issues which the Company faces now or may face in the future.

   This Form 10-Q contains forward-looking statements which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Within this Form 10-Q, words such as "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies, the ability to successfully launch products into the corporate market, sell-through of products in the sales channel, successful integration of acquisitions, the effect of conversion of the Company's convertible preferred stock, the ability to reduce operating expenses and other factors described throughout this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligations to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

RESULTS OF OPERATIONS

        The Company's fiscal 1998 operating plan involves introducing many new and upgraded PC helpware products for retail markets and developing small/medium business network versions of its products, mainly for fiscal 1999 introduction. Operating revenues for the first six months of fiscal 1998 shortfall prior period results in major part because the many new retail products launched recently had not yet established high sell-through rates to end users, the chief criterion the Company uses to estimate net revenues, and had yet to reach retail outlets internationally in significant volumes. At the same time, expenses for research and development and sales and marketing ran higher than prior periods in order to complete and launch the new products. Going forward in fiscal 1998, the Company anticipates a moderating pace of new retail product launches and a corollary reduction in operating expenses, along with continued investment in its business network products and a heightened focus on increasing sell-through rates for its expanded product portfolio.

        Net Revenues: The Company's net revenues consist of gross sales of its products, less provisions for returns and customer allowances. In the retail and corporate reseller channels, which are Quarterdeck's main sales vehicles, gross sales are recorded as products are shipped on order to first-tier distributors, with provisions for returns calculated on the basis of projected sell-through of new products and demonstrated sell-through experience of established products. These provisions reflect the industry's practice of often accepting returns from distributors, resellers, and retailers of products not sold through to final customers. If projected sell-through does not occur, actual returns may exceed earlier provisions, and net revenues for a period may suffer significant declines even when distributor orders for new or replacement products are meeting expectations.

        Net revenues for the three and six months ended March 31, 1998 of $13,348,000 and $33,974,000 decreased 42.2% and 28.4% or $9,749,000 and
$13,508,000, respectively, from net revenues of $23,097,000 and $47,482,000 for the three and six months ended March 31, 1997. Revenue for the three months ended March 31, 1998 fell below that for the three months ended March 31, 1997 for several reasons: (1) reduced revenue in the Direct Marketing channel of approximately $2,500,000 primarily due to a transition of the telesales operation to an outsource vendor and a reduced number of direct mail campaigns;
(2) customer rebates of approximately

$2,700,000 which were offered in order to encourage both the sell-through of CleanSweep 3.0 prior to the launch of CleanSweep 4.0 and to meet increased price competition on other products; (3) an additional provision for possible future returns of approximately $2,400,000 on new product lines - i.e. DiskClone, RealHelp, RealHelp Extra Strength, ViruSweep, and ViruSweep Extra Strength - for which high sell-through rates to end users have not yet been established; (4) a reduction in international revenue of approximately $870,000 primarily related to delays in the localization of new products in both the European and Japanese markets; and (5) the decline in sales of certain legacy memory management and communications products and the discontinuance during fiscal 1997 of certain non-core product lines.

        The majority of Quarterdeck's revenues are derived from US sales, but the relative contribution from international revenues has grown, representing 31.0% and 26.6% of the Company's net revenues, for the three and six month periods ended March 31, 1998, respectively, as compared to 20.2% and 18.5% for the three and six month periods ended March 31, 1997.

        Cost of Revenues: Cost of revenues include product production, packaging, documentation and media, amortization of capitalized software costs, technical support and certain license fees paid to third parties. Cost of revenues for the three and six months ending March 31, 1998 of $4,075,000 and $8,784,000, respectively, decreased 23.2% and 28.9% or $1,229,000 and
$3,568,000, respectively, from cost of revenues of $5,304,000 and $12,352,000 for the three and six months ended March 31, 1997, respectively. Cost of revenues as a percentage of net revenues increased to 30.5% from 23.0% for the three months ended March 31, 1998 and 1997, respectively but decreased to 25.9% from 26.0% for the six months ended March 31, 1998 and 1997, respectively. The dollar decrease in cost of revenues for both the three and six month periods was largely due to reduced sales and to improved efficiency in production and technical support activities. The increase in cost of revenues as a percent of net revenues for the three month period ended March 31, 1998 was primarily due to the fact that net revenues in that quarter were reduced by return provisions and customer rebate allowances that did not similarly reduce the cost of goods shipped into retail distribution channels.

        Software development and purchased software costs are capitalized once technological feasibility is achieved and are generally amortized over one to three year periods, commencing upon initial product release. For the three and six months ended March 31, 1998 and 1997, Quarterdeck did not capitalize any internal software development, judging that costs incurred after achieving technological feasibility were immaterial. For the three and six months ended March 31, 1998, amortization of previously capitalized software costs of $230,000 and $460,000 decreased 45.4% or $191,000 and 57.5% or $622,000 from amortization of capitalized software costs of $421,000 and $1,082,000 for the three and six months ended March 31, 1997 reflecting the winding down of earlier capitalized amounts. No software development costs were capitalized in the March 1998 quarter.


        Total Operating Expenses: Operating expenses for the three and six months ended March 31, 1998 of $16,648,000 and $32,463,000, respectively, increased by 1.2% or $190,000 and decreased 2.5% or $817,000, from total operating expenses of $16,458,000 and $33,280,000 for the three and six months ended March 31, 1997, respectively, increasing as a percent of net revenues to 124.7% and 95.6% for the three and six months ended March 31, 1998, respectively, from 71.3% and 70.1% for the three and six months ended March 31, 1997 respectively. The comparisons reflect increased expenditures in research and development and sales and marketing, offset by decreased overhead expenses accomplished in the fiscal 1996 and 1997 restructurings. The increase as a percent of net revenues was primarily due to the reduction in net revenues for the three and six months ended March 31, 1998 as compared to the three and six months ended March 31, 1997.

        Research and Development: Research and development expenses consist primarily of salaries, benefits and consulting fees to support product development, including product testing and documentation. For the three and six months ended March 31, 1998, research and development expenses of $4,339,000 and $9,020,000, respectively, increased 20.5% and 16.8% or $738,000 and $1,300,000, respectively, from research and development expenses of $3,601,000 and 7,720,000 for the three and six months ended March 31, 1997, while increasing as a percent of net revenues to 32.5% and 26.5% for the three and six months ended March 31, 1998 from 15.6% and 16.3% for the three and six months ended March 31, 1997, respectively. The increase in research and development expenses was largely due to increased internal research and development headcount and to payments to third parties for contracted product development required to support the Company's expanded helpware product development efforts. The Company's increased research and development reflects development costs for new strategic products for both the retail and corporate markets.

        Sales and Marketing: Sales and marketing expenses consist of salaries and commissions and related costs of sales and marketing and customer service personnel as well as advertising, trade show and promotional expenses. For the three and six months ended March 31, 1998, sales and marketing expenses of $9,690,000 and $18,068,000 increased 20.1% and 14.0% or $1,625,000 and
$2,222,000, respectively, from sales and marketing expenses of $8,065,000 and $15,846,000 for the three and six months ended March 31, 1997 while increasing as a percent of net revenues to 72.6% and 53.2% for the three and six months ended March 31, 1998 from 34.9% and 33.4% for the three and six months ended March 31, 1997. This increase was primarily due to an increase in advertising and promotional activities and consulting expenses, occurring as a result of the new strategic product launches during the March 1998 quarter.

        General and Administrative: General and administrative expenses consist of salaries and related costs of support departments, overhead and facilities. For the three and six months ended March 31, 1998, general and administrative expenses of $2,711,000 and $5,518,000 decreased 43.4% and 43.2% or $2,081,000 and $4,196,000, respectively, from general and administrative expenses of $4,792,000 and $9,714,000 for the three and six months ended March 31, 1997, while decreasing as a percent of net revenue to 20.3% and 16.2% for the three and six months ended March 31, 1998 from 20.7% and 20.5% for the three and six months ended March 31, 1997. These declines were largely due to reductions in headcount and consultants. Additionally, facility related expenses declined significantly due to the restructuring efforts late in fiscal 1996 and fiscal 1997, the closure or consolidation of seven office locations; the sale of the Columbia, Missouri building, and the sublease of approximately 52,000 square feet of the Company's current office space to other tenants.

        Restructuring Costs: For the three and six months ended March 31, 1998, the Company reversed $92,000 and $143,000 of accrued restructuring costs which were no longer required. There were no restructuring costs for the three and six months ended March 31, 1997.

        Other income: For the three and six months ended March 31, 1998, net other income of $560,000 and $1,057,000 primarily represents the gain realized upon the sale of the Columbia, Missouri building on December 30, 1997 and a gain on the sale of the assets of the Company's telesales and Starnine Macintosh businesses as a result of the divestiture of these businesses in January 1998. See Liquidity and Capital Resources (page 17) for further discussion. The net other expense for the three and six months ended March 31, 1997 relates to a $1,666,000 write down of Quarterdeck's investment in Infonautics.

        Interest expense: For the three and six months ended March 31, 1998, net interest expense of $169,000 and $436,000 decreased 66.3% and 56.1% or $332,000 and $557,000, respectively, from net interest expense of $501,000 and $993,000 for both the three and six months ended March 31, 1997, while decreasing as a percent of net revenues to 1.3% for the three and six months ended March 31, 1998 from 2.2% and 2.1% for the three and six months ended March 31, 1997, respectively. Net interest expense decreased primarily due to a reduction of the outstanding bank debt by $5,497,000, from the March 1997 quarter. Also contributing to the interest expense reduction is a decrease in the interest rate paid on the Company's new revolving line of credit which was established in April 1997 and an increase in interest income relating to higher cash balances maintained in interest bearing accounts as compared to the three and six months ended March 31, 1997.

         Income Taxes: A valuation allowance was recorded for income tax expense as it relates to foreign operations to offset 100% of the Company's $36,173,000 net deferred tax asset as of March 31, 1998. The net deferred tax asset of $36,173,000 (before applying the valuation allowance) is comprised of the estimated tax effect of expected future reversing temporary differences and tax net operating losses, relating in part to charges taken for book purposes that are not deductible for federal income tax purposes until the amounts are paid in the future. Management believes that due to recent financial results it is appropriate to record a full valuation allowance until such time as it becomes more likely than not that the Company will realize some or all of the benefit of the net deferred tax asset.

Trends and Uncertainties:

        The computer software industry is subject to rapid technological change often evidenced by new competing products, new product distribution mechanisms such as Internet downloads, improvements in existing products and improvements and/or upgrades to operating systems. The Company depends on the successful development or acquisition and resulting sales of new products, including upgrades of existing products, to replace revenues from products introduced in prior years that have begun to experience reduced revenues or have become obsolete. If the Company's leading products, such as CleanSweep and ProComm, become outdated or are rendered obsolete as a result of improvements in operating systems, hardware or technology, or due to other competitive factors and lose market share faster than those revenues are replaced by new products or if new products or existing product upgrades are not introduced in a timely manner or do not achieve anticipated revenues, the Company's operating results could be materially adversely affected. Even with normal development cycles, the market environment can change so quickly that features in certain products can become outdated soon after market introduction. These events may occur in the future and may have an adverse effect on future revenues and operating results.

        Quarterdeck is focusing significant efforts on evolving its core utilities and communication product lines into a set of products designed to enhance user performance, simplify system management and reduce the ongoing cost of ownership for networked personal computing. As part of this effort, the Company has been developing new products, such as ViruSweep, RealHelp, and DiskClone and adapting its current technology into these products and has made and may make strategic acquisitions and divestitures. There is no assurance these efforts will be successful. The Company anticipates that spending for software development and purchased software will continue as a significant expense in the future. Other significant risks associated with the Company's focus on this category of products include the timing of releases in relation to competitive products, uncertainties surrounding the rate and extent of development of this new market.

        The Company is also devoting substantial efforts to the development of software products that are designed to operate on Microsoft's Windows 95, Windows 98 and Windows NT. Microsoft Corporation may incorporate advanced utilities or other features in Windows 95 and/or Windows NT and/or their successors that may decrease the demand for certain of the Company's products including those under development. Should the Company not be able to timely develop and successfully market products that offer perceived value to users of these operating systems beyond that which is offered in the base operating system, future revenues would be adversely affected. In addition, Microsoft may introduce new or upgraded versions of their operating systems to replace currently available versions. Microsoft is expected to release Windows 98 in June 1998. Any delay in this release could slow expected PC software sales during fiscal 1998.

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

        Channel fill occurs when a product shipped into retail distribution does not sell-through to end users at expected rates, resulting in larger than expected product returns from retailers or distributors, in-channel price reductions that the Company must reimburse, and/or lower than expected future sell-in rates for these same products, all of which can adversely affect net revenue recognized in future periods. The Company seeks to take adequate reserves against these contingencies at the point it sells product into retail distribution, but these reserves are sized against expected sell-through rates and no assurance is possible that actual sell-through rates will accord with these expectations. Quarterdeck's return policy generally allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit toward future purchases. However, competitive factors and/or market conditions often require the Company to offer expanded rights of return for products that distributors or retailers are unable to sell. The Company also provides price protection rights to its distributors which generally give distributors credit for price decreases on products remaining in the distributors' inventory and on products remaining in retail customers' inventory.

        Recruitment of personnel in the computer software industry is highly competitive. Quarterdeck's success depends to a significant extent upon the performance of its executive officers and other key personnel. The Company believes its ability to attract and retain highly qualified personnel has been adversely affected by the

Company's recent restructurings and financial performance. As a result, there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of key individuals or the inability to attract and retain highly qualified personnel, including developers, could have a material adverse effect on the Company.

        The Company's Series C Convertible Preferred Stock (the "Series C Preferred Stock"), is convertible into shares of Common Stock. The exact number of shares of Common Stock issuable upon conversion of all of the Series C Preferred Stock cannot currently be estimated but, generally, such issuances of Common Stock will vary inversely with the market price of the Common Stock. The holders of Common Stock may be materially diluted by conversion of the Series C Preferred Stock which dilution will depend on, among other things, the future market price of the Common Stock and the decisions by holders of shares of Series C Preferred Stock as to when to convert such shares. Each share of Series C Preferred Stock is convertible into the number of shares of Common Stock equal to the quotient of (i) $1,000.00 divided by (ii) the Conversion Price. Subject to the maximum Conversion Price specified below, the Conversion Price will be equal to 101% of the average of the three lowest daily trading prices for the 22 consecutive trading days immediately preceding the date of conversion (the "Conversion Date"). The maximum Conversion Price is $5.125 until March 31, 1999, and thereafter will be the lesser of (i) $5.125, (ii) 101% of the average daily low trade prices of the Common Stock for all trading days in March 1999, (ii) 101% of the average daily low trade prices of the Common Stock for all trading days in September 1999 and (iii) 101% of the average daily low trade prices of the Common Stock for all trading days in March 2000. The Company's stock has experienced wide fluctuations in its stock price and stock market volatility, whether related to the stock market generally or the Company specifically. Such fluctuations, if coincident in time with conversions of Series C Preferred Stock, will impact directly the number of shares of Common Stock issuable upon conversion thereof. The terms of the Series C Preferred Stock do not provide for any limit on the number of shares of Common Stock which the Company may be required to issue in respect thereof. There were no conversions of the Company's Series C Preferred Stock prior to March 1, 1998. Between March 1, 1998 and April 30, 1998, the Company issued 13,865,474 shares of the Company's Common Stock upon conversion of 18,988 shares, or 61.5% of the outstanding shares of Series C Preferred Stock (including the conversion of 1,140 shares of Series C Preferred Stock issued upon exercise of 1,521 warrants). The Series C Preferred Stock and warrants were initially issued between September 30, 1997 and November 4, 1997 to various accredited investors in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended (the "Act"). As of April 30, 1998, 11,533 shares of Series C Preferred Stock and 1,379 warrants remain outstanding.

        During fiscal 1995 and fiscal 1996, Quarterdeck consummated a number of acquisitions which broadened the Company's product portfolio and sales distribution channels. At the end of fiscal 1996 and during fiscal 1997, the Company implemented a comprehensive, corporate-wide restructuring plan to focus the Company in the utilities and communications software categories. The Company's results for fiscal 1996 and fiscal 1997 were negatively impacted by the costs of integrations and acquisitions, including severance payments and asset devaluations. Implementation of these strategic transactions could result in charges and write-downs having a material adverse effect on the Company's financial results. In addition, there are significant business risks associated with acquisitions, including the successful integration of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, the diversion of management's attention from day to day matters and the integration of acquired products. Acquisitions may result in the Company competing with companies and in markets where the Company had not previously competed. There may also be an adverse impact on the revenues of acquired companies due to the transition of products sales and marketing and research and development activities.

        The Company has made a preliminary assessment of its systems and operations to ascertain the cost impact to the Company regarding the Year 2000 issue. Based on such assessment, the Company believes its computer servers, customer base systems and telephone systems are either Year 2000 compliant or can be upgraded to be Year 2000 compliant at minimal cost. In addition, the general accounting and operations systems are under evaluation and are expected to be Year 2000 compliant at minimal cost. However, there can be no assurances that the Company will not experience unanticipated negative consequences and/or material costs associated with preparing its internal systems for the Year 2000 caused by undetected errors or defects in its internal systems. In addition, there can be no assurance that the systems of the Company's suppliers, distributors and others upon which the Company's systems and/or personnel rely will be timely converted, or that a failure to convert or an incompatible conversion by one of these parties would not have a material adverse effect on the Company. Substantially all of the current releases of the Company's software have been designed to be Year 2000 compliant, however, older versions of certain of the Company's software, including ProComm, may not be fully compliant. It is possible that third parties could assert claims against the Company concerning Year 2000 issues relating to its software or otherwise, and that the costs of these claims could be material.

RECENTLY ISSUED ACCOUNTING STANDARDS

        Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 18 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company adopted SFAS No. 128 for the financial statements begininng with the quarter ended December 31, 1997.

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

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. Quarterdeck does not believe they will be required to make any additional disclosures in its financial statements. The Company will adopt SFAS No. 131 effective October 1, 1998.

        The AICPA recently issued Statement of Position 97-2, "Software Revenue Recognition," (SOP 97-2) effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company anticipates adopting SOP 97-2 for transactions entered into on and after October 1, 1998. While the Company is still evaluating the impact of this statement, it believes that it is in substantial compliance with the provisions thereof. In addition, the impact of SOP 97-2 will depend on the terms of future transactions.

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

        Quarterdeck has experienced wide fluctuations in its stock price, which may be subject to significant fluctuations in the future over a short period of time. The trading price of the Common Stock increased from approximately $3.00 in January 1995 to a high of approximately $39.00 in December 1995 to a low of approximately $1.31 in April 1998. Fluctuations may be due to factors specific to the Company, to changes in analysts' estimates or to factors affecting the computer industry or the securities markets in general. In addition, since diluted net income per share is calculated using the treasury stock method (see
Note 5 of the Notes to Consolidated Unaudited Condensed Financial Statements), increases in the price of Quarterdeck's stock can have an adverse impact on the calculation of diluted net income per share in that period as more outstanding instruments are included as common shares outstanding. This and other factors, including the existence or conversion of any outstanding convertible securities, any decline in revenues or quarterly operating results, or the failure to meet market expectations, could have an immediate and significant effect on the trading price of the Common Stock in any given period.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents as of March 31, 1998 of $22,465,000 decreased 5.0% or $1,186,000 from $23,651,000 at September 30, 1997. Working capital, which is the excess of current assets over current liabilities, at March 31, 1998 was $13,601,000 as compared to $6,917,000 at September 30, 1997 representing an increase in working capital of $6,684,000.

        Operating activities: Cash used in operating activities of $7,958,000 since September 30, 1997 was dominated by the reported net loss of $6,668,000. Within that loss, $1,005,000 was a non-operating gain and $2,570,000 consisted of non-cash charges for depreciation, amortization, and property and equipment write-offs, leaving a cash operating loss of $5,103,000 before changes in net operating assets and liabilities. These changes in turn consumed $2,855,000 in cash, $5,300,000 through reduced operating liabilities offset by a $2,445,000 decline in operating assets. The reduction in liabilities reflected vendor reimbursements, a generally reduced level of incurred operating expenses, and one-time payments pursuant to fiscal 1996 and 1997 restructuring plans. The reduction in operating assets included approximately $1,800,000 relating to receivables generated from the sale of securities in fiscal 1997 and a modest reduction in net receivables and inventories. Net receivables declined despite a $3,073,000 increase in gross receivables because the Company took unusually large provisions against gross sales to cover customer rebates and possible future returns on new product lines.

        Investing activities: Cash provided by investing activities of $8,081,000 was due to the sale of the Columbia, Missouri building on December 30, 1997 and the divestiture of both the Company's telesales and Macintosh development businesses which resulted in cash proceeds of $7,700,000 and $1,575,000, respectively, offset by $1,194,000 for capital expenditures primarily related to computer purchases.

        Financing activities: Cash used in financing activities of $1,309,000 was primarily related to the principal repayment of $4,000,000 relating to the Columbia Missouri construction loan as a result of the sale of the building and payments for long term financing of $129,000 which was partially offset by $2,820,000 of net proceeds from the sale of Series C preferred stock and issuance of common stock.

        On March 28, 1996, the Company issued $25,000,000 principal amount of 6% Convertible Senior Subordinated Notes, due 2001 ("Notes"), to an institutional investor in a private placement pursuant to the terms of a Note Agreement, dated March 1, 1996.

        In April 1997, the Company established an asset based line of credit with Greyrock Business Credit, a division of NationsBank.. Maximum borrowings under the new line are the lesser of $12,000,000 and the sum of 85% of eligible accounts receivable plus the value of inventory to a maximum of $2,000,000. The line can be used for general corporate purposes, including investments and acquisitions, and bears interest at prime plus 2%. The line is secured by substantially all assets of Quarterdeck. The Company is obligated to pay a minimum interest charge of $10,000 per month and comply with certain other non-financial covenants and restrictions. At March 31, 1998, the Company had $1,500,000 outstanding under the line and the ability to borrow up to a maximum amount of $10,500,000. The current term of the agreement matures on March 31, 1999. This agreement is automatically renewable for successive additional one year terms unless advance notification is provided by either party prior to the next maturity date.

        In September 1997 and between October 1997 and November 4, 1997, the Company issued 26,025 and 2,975 shares, respectively, of Series C Preferred Stock, stated value $1,000 per share of the Company for $24,594,000 and $2,782,000, net of offering fees, respectively. See "Trends and Uncertainties" for a discussion of the Series C Preferred Stock conversions to the Company's Common Stock.

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

        The Company believes existing working capital and borrowing capacity under the line of credit will be sufficient to fund the Company's operations for fiscal 1998. Nevertheless, the Company may explore various financing alternatives in order to finance an expansion of the business of the Company and help provide additional working capital for operations or to strengthen the Company's balance sheet. There is no assurance that additional financing will be available, or if available, will be available on acceptable terms. Any decision or ability to obtain financing through debt or equity investment will depend on various factors, including, among others, revenues, financial market conditions, strategic acquisition and investment opportunities, and developments in the Company's markets. The sale of additional equity securities or future conversion of any convertible debt would result in additional dilution to the Company's stockholders.

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

        In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation against the Company. The complaint alleges that the Company's partitioning software (Partition-It) violates a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and has amended its complaint to allege infringement of that patent as well. The plaintiff seeks an injunction against distribution of Partition-It and monetary damages. Although the Company believes the plaintiff's patents are invalid, there can be no assurance as to the actual outcome of this matter. The ultimate disposition of this matter could have a material adverse effect on the Company.

        The Company is a defendant in various other pending claims and lawsuits. Although there can be no assurances, management believes that the disposition of such matters will not have a material adverse impact on the results of operations or financial position of the Company. From time to time, the Company has received communications from third parties asserting that certain Company trademarks, packaging or advertising materials may infringe upon the intellectual property rights of others. There can be no assurance that existing or future infringement claims against the Company with respect to current or future trademarks, packaging or advertising materials will not result in costly litigation or require the Company to discontinue use of such trademarks, packaging or advertising materials.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Between March 1, 1998 and April 30, 1998, the Company issued 13,865,474 shares of the Company's Common Stock upon conversion of 18,988 shares of the outstanding shares of Series C Preferred Stock (including the conversion of 1,140 shares of Series C Preferred Stock issued upon exercise of 1,521 warrants). The Series C Preferred Stock and warrants were initially issued between September 30, 1997 and November 4, 1997 to various accredited investors in a private placement pursuant to Regulation D of the Act. The Common Stock is being issued under Section 3a(9) or 4(2) of the Act.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

               27.1  Financial Data Schedule

        (b)  Reports on Form 8-K

               A Form 8-K with respect to transfers of the Company's Series C Convertible Preferred Stock by holders thereof was filed with the Securities and Exchange Commission on March 9, 1998.

               A Form 8-K with respect to expected net revenues of the Company for the quarter was filed with the Securities and Exchange Commission on April 2, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      QUARTERDECK CORPORATION
                                      (Registrant)





Date: May 14, 1998                    /s/  CURTIS A. HESSLER
                                           -------------------------------------
                                           Curtis A. Hessler
                                           President and Chief Executive Officer




Date:  May 14, 1998                   /s/  FRANK GREICO
                                           -------------------------------------
                                           Frank Greico
                                           Sr. Vice President and
                                             Chief Financial Officer