Form 10-Q
period 1998-06-30
QUARTERDECK CORP
filed 1998-08-14
CIK 707668

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


                  YES [X]                         NO [ ]


The number of shares of the Registrant's common stock, $.001 par value, outstanding as of July 31, 1998 was 63,909,405.


================================================================================

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 1998

                                      INDEX




                                                                               PAGE NO.

                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of June 30, 1998
             (unaudited) and September 30, 1997                                   3

             Consolidated Statements of Operations for the three and nine
             months ended June 30, 1998 and 1997 (unaudited)                      4

             Consolidated Statements of Cash Flows for the nine
             months ended June 30, 1998 and 1997 (unaudited)                      5

             Notes to Consolidated Unaudited Financial Statements                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      11



                            PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                       19

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                               19

ITEM 5.  OTHER INFORMATION                                                       19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                        20

SIGNATURES                                                                       21


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (Amounts in thousands, except for share and per share amounts)

                                  ASSETS
                                                                               JUNE 30,    SEPTEMBER 30,
                                                                                1998         1997
                                                                              ---------    ---------
                                                                              (Unaudited)
Current assets:
      Cash & cash equivalents                                                 $  15,197    $  23,651
      Trade accounts receivable                                                   1,429        7,028
      Inventories                                                                   895        1,177
      Other current assets                                                        2,850        4,655
                                                                              ---------    ---------
                 Total current assets                                            20,371       36,511

      Equipment and leasehold improvements, net                                   4,739       14,153
      Capitalized software costs, net                                               803        1,790
      Other assets                                                                  919        3,427
                                                                              ---------    ---------
                                                                              $  26,832    $  55,881
                                                                              =========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                        $   2,586    $   3,792
      Accrued liabilities                                                         8,339       14,196
      Accrued acquisition, restructuring and other charges                        4,574        5,385
      Income tax payable                                                            308          627
      Notes payable to bank                                                       1,500        5,579
      Current portion of long-term obligations                                       14           15
                                                                              ---------    ---------
                 Total current liabilities                                       17,321       29,594

      Convertible notes                                                          25,000       25,000
      Other long-term obligations, less current portion                              57          114
                                                                              ---------    ---------
                 Total liabilities                                               42,378       54,708
                                                                              ---------    ---------

Stockholders' equity:
      Series C Preferred stock (Par value $1,000, authorized: 40,000;
                 issued and outstanding: 7,801 and 26,025 shares,
                 respectively, liquidation preference $7,801,000)                 7,385       24,594
      Common stock (Par value $0.001, authorized: 100,000,000 shares;
                 issued and outstanding: 60,243,393 and 43,338,838 shares)           60           43
      Additional paid-in capital                                                 97,169       75,630
      Accumulated deficit                                                      (119,578)     (98,164)
      Foreign currency translation adjustment                                      (113)        (281)
      Notes receivable from directors for sale of stock                             (18)         (18)
      Net unrealized gain (loss) on marketable securities                           108          (72)
      Treasury stock                                                               (559)        (559)
                                                                              ---------    ---------
                 Total stockholders' equity                                     (15,546)       1,173
                                                                              ---------    ---------
                                                                              $  26,832    $  55,881
                                                                              =========    =========



The accompanying notes are an integral part of these consolidated unaudited condensed financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                   --------------------    --------------------
                                                     1998        1997        1998        1997
                                                   --------    --------    --------    --------
Net revenues                                       $  8,035    $ 21,056    $ 42,009    $ 68,538
Cost of revenues                                      3,560       5,153      12,344      17,505
                                                   --------    --------    --------    --------
    Gross profit                                      4,475      15,903      29,665      51,033

Operating expenses:
    Research and development                          5,785       3,760      14,805      11,480
    Sales and marketing                               8,109       7,169      26,177      23,015
    General and administrative                        2,441       3,689       7,959      13,403
    Acquisition, restructuring and other charges      2,726          --       2,583          --
                                                   --------    --------    --------    --------
    Total operating expenses                         19,061      14,618      51,524      47,898
                                                   --------    --------    --------    --------
Operating income (loss)                             (14,586)      1,285     (21,859)      3,135

Interest expense, net                                  (219)       (498)       (655)     (1,491)
Other income (expense), net                              59         266       1,116      (1,400)
                                                   --------    --------    --------    --------
Income (loss) before income taxes                   (14,746)      1,053     (21,398)        244
Provision for income taxes                               --          --          16           3
                                                   --------    --------    --------    --------
Net income (loss)                                  $(14,746)   $  1,053    $(21,414)   $    241
                                                   ========    ========    ========    ========

Net income (loss) per share:
    Basic                                          $  (0.27)   $   0.02    $  (0.45)   $   0.01
                                                   --------    --------    --------    --------
    Diluted                                        $  (0.27)   $   0.02    $  (0.45)   $   0.01
                                                   --------    --------    --------    --------
Shares used to compute net loss per share:
    Basic                                            55,609      47,130      47,490      47,644
                                                   --------    --------    --------    --------
    Diluted                                          55,609      47,130      47,490      47,644
                                                   --------    --------    --------    --------

The accompanying notes are an integral part of these consolidated unaudited condensed financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                               Nine Months Ended
                                                                                   June 30,
                                                                              --------------------
                                                                                1998        1997
                                                                              --------    --------
Cash flows from operating activities:
     Net income (loss)                                                        $(21,414)   $    241
     Adjustments to reconcile net income to net cash
        used in operating activities:
     Depreciation and amortization of equipment and leasehold improvements       2,748       3,702
     Amortization of capitalized software costs and other intangibles            1,023       1,385
     Write-off of capitalized software costs and other intangibles               2,301          --
     Write-off of property and equipment                                           606         213
     Gain on sale of assets                                                     (1,110)         --
     Decrease in unrealized gain on marketable securities                           --        (231)
     Changes in assets and liabilities:
        Trade accounts receivable                                                5,599        (146)
        Inventories                                                                282         198
        Other current assets                                                     1,985        (328)
        Other assets                                                               172       4,577
        Accounts payable                                                        (1,206)     (6,188)
        Accrued liabilities                                                     (5,857)     (2,860)
        Accrued acquisition, restructuring and other charges                      (711)     (9,130)
        Income tax payable                                                        (319)       (324)
        Foreign currency translation adjustment                                    168         (75)
                                                                              --------    --------
            Net cash used in operating activities                              (15,733)     (8,966)
                                                                              --------    --------

     Cash flows from investing activities:
        Sale of marketing securities                                                --         820
        Capital expenditures                                                    (2,205)     (3,814)
        Proceeds from sale of building                                           7,700          --
        Proceeds from divestitures                                               1,575          --
        Capitalized software costs                                                  --        (480)
                                                                              --------    --------
                 Net cash provided by (used in) investing activities             7,070      (3,474)
                                                                              --------    --------

     Cash flows from financing activities:
        Net proceeds from the exercise of warrants                               1,521          --
        Principal debt repayments                                               (4,079)     (4,494)
        Proceeds from bank borrowing                                                --       1,582
        Net payments under long-term obligations                                   (57)         --
        Net proceeds from issuance of common stock                                  42         681
        Net proceeds from issuance of Series C Preferred stock                   2,782          --
                                                                              --------    --------
                 Net cash provided by (used in) financing activities               209      (2,231)
                                                                              --------    --------
            Net decrease in cash and cash equivalents                           (8,454)    (14,671)
     Cash and cash equivalents at beginning of period                           23,651      25,554
                                                                              --------    --------
     Cash and cash equivalents at end of period                               $ 15,197    $ 10,883
                                                                              ========    ========
     Supplemental disclosure of cash flow information: Cash paid during the period for:
            Interest                                                          $  1,466    $  1,671
            Income taxes                                                      $     16    $     50

        Non cash transaction - issuance of common stock                       $ 19,991    $     --




The accompanying notes are an integral part of these consolidated unaudited condensed financial statements.

QUARTERDECK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.         BASIS OF PRESENTATION

           The accompanying consolidated financial statements of Quarterdeck Corporation are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in Quarterdeck's Annual Report on Form 10-K, for the fiscal year ended September 30, 1997. In the opinion of management, the accompanying consolidated unaudited condensed financial statements include all adjustments which are necessary for a fair presentation. The results of operations for the three and nine month period ended June 30, 1998 are not necessarily indicative of results to be expected for the full fiscal year.

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

3.         BALANCE SHEET INFORMATION

                                                         June 30,    September 30,
                                                           1998        1997
                                                         --------    --------
                                                         (unaudited)
                                                            (in thousands)
Trade accounts receivable:
   Receivables                                           $ 15,062    $ 16,274
   Less:  allowance for doubtful accounts                    (983)     (1,761)
   Less:  allowance for sales returns                      (7,343)     (4,243)
   Less:  allowance for market development funds           (4,152)     (3,019)
   Less:  allowance for rebates                            (1,155)       (223)
                                                         --------    --------
                                                         $  1,429    $  7,028
                                                         ========    ========
Other current assets:
   Prepaid royalties                                     $    299    $    352
   Income tax receivable                                       80         520
   Other prepaid expenses                                   1,348         800
   Marketable security - Infonautics                          972         792
   Other                                                      151       2,191
                                                         --------    --------
                                                         $  2,850    $  4,655
                                                         ========    ========
Equipment and leasehold improvements:
   Building (asset held for sale)                        $     --    $  7,359
   Computer equipment                                       7,786       7,769
   Office furniture and equipment                           6,281       6,575
   Office furniture and equipment under capital leases         71          99
   Leasehold improvements                                   2,125       2,638
                                                         --------    --------
                                                           16,263      24,440
   Less:  accumulated depreciation and amortization       (11,524)    (10,287)
                                                         --------    --------
                                                         $  4,739    $ 14,153
                                                         ========    ========
Capitalized software costs:
   Capitalized software costs                            $  5,498    $  5,498
   Less:  accumulated amortization                         (4,695)     (3,708)
                                                         --------    --------
                                                         $    803    $  1,790
                                                         ========    ========
Other assets:
   Intangible assets acquired, net                       $    347    $  2,683
   Other                                                      572         744
                                                         --------    --------
                                                         $    919    $  3,427
                                                         ========    ========
Accrued liabilities:
   Accrued expenses                                      $  7,235    $ 11,153
   Accrued royalty commission                               1,104       1,138
   Accrued litigation settlement                               --       1,905
                                                         --------    --------
                                                         $  8,339    $ 14,196
                                                         ========    ========
Accrued acquisition, restructuring and other charges:
   Acquisition                                           $     38    $     50
   Restructuring                                            4,536       5,335
                                                         --------    --------
                                                         $  4,574    $  5,385
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

           The following table sets forth the computation of basic and diluted net income per share:


                                                          Three months ended      Nine months ended
                                                               June 30,                June 30,
                                                         --------------------   --------------------
                                                           1998        1997       1998        1997
                                                         --------    --------   --------    --------
Numerator:
Net loss, net loss available to common
  stockholders and net loss available to
  common stockholders after required conversion:         $(14,746)   $  1,053   $(21,414)   $    241
                                                         ========    ========   ========    ========

Denominator:
Shares used for basic net loss per share
  calculation - weighted average shares outstanding        55,609      47,130     47,490      47,644
                                                         --------    --------   --------    --------

Shares used for diluted net loss per share calculation     55,609      47,130     47,490      47,644
                                                         ========    ========   ========    ========




           No adjustment was required in calculating net income available to common stockholders after assumed conversion as there are no dividend requirements on the Company's preferred stock.

           Options to purchase 6,581,125 shares at a weighted average exercise price of $3.37 and 5,489,665 shares at a weighted average exercise price of $4.37 were outstanding as of June 30, 1998 and 1997, respectively, but were not included in the computation of diluted net income per share for either period because the effect would be anti-dilutive.

           Warrants to purchase 904,000 and 1,704,000 shares at a weighted average exercise price of $7.44 were outstanding as of June 30, 1998 and 1997, respectively, but were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

           Warrants to purchase 25,000 shares at a weighted average exercise price of $7.20 were outstanding as of June 30, 1998 and 1997, but were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

           Approximately 1,180,000 shares issuable upon the conversion of convertible notes were not included in either period as the effect would be anti-dilutive. The Company had $25,000,000 of convertible notes with a conversion price of $21.18 per share outstanding at June 30, 1998 and 1997.

           Quarterdeck did not include 10,756,252 shares of Series C Convertible Preferred Stock issuable upon the conversion of the stock and warrants based upon the conversion price at June 30, 1998 of $0.65 per share as the effect would be anti-dilutive. Shareholders are free to convert based upon the price as of the trailing 22 days. See "Liquidity and Capital Resources" for conversions during June 1998.

6.         RESTRUCTURING CHARGES

           During June 1998, the Company implemented a restructuring plan designed to reduce the ongoing level of operating expenses to one which can be supported by a reduced revenue base and to reduce the Company's cash requirements over the next two quarters to be either cash neutral or cash positive, to exit non-core business ventures and operations which do not produce an acceptable level of profitability for the Company and to convert from an expense structure which is mainly "fixed" to one that is more variable in nature. As a result, the Company recorded charges totaling $2,830,000.

           The following is an analysis of the significant components of the fiscal 1998 restructuring (in thousands):


                                           DISCONTINUANCE AND    SEVERANCE      WRITE-OFF
                                             CONSOLIDATION OF       AND        PROPERTY AND
                                               OFFICES             OTHER        EQUIPMENT       TOTAL
                                           ------------------    ----------    ------------    -------
Restructuring and non-recurring costs ...      $   377           $ 2,182        $   271        $ 2,830
Non cash payments .......................           --                --             --             --
Cash payments ...........................           (9)              (44)            --            (53)
                                               -------           -------        -------        -------
Accrued, June 30, 1998 ..................      $   368           $ 2,138        $   271        $ 2,777
                                               =======           =======        =======        =======


           The Company expects the 1998 restructuring accrual to be utilized, primarily through cash disbursements, through the quarter ending December 31, 1999. The Company anticipates the cash effect of such disbursements to be of declining significance during this period.

           During September 1997, the Company implemented a restructuring plan to focus the Company on its new corporate strategy which resulted in charges totaling $11,051,000.

           These are the remaining significant components of the fiscal 1997 restructuring and other charges (in thousands):

                             DISCONTINUANCE AND   SEVERANCE
                             CONSOLIDATION  OF       AND
                                 OFFICES            OTHER             TOTAL
                             ------------------   ----------         -------
Accrued, March 31, 1998              404             1,999             2,403
Cash payments .........              (41)             (608)             (649)
                                 -------           -------           -------
Accrued, June 30, 1998           $   363           $ 1,391           $ 1,754
                                 =======           =======           =======

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

           The remaining significant components from fiscal 1996 restructuring actions (in thousands) are as follows:


                                    DISCONTINUANCE AND  SEVERANCE
                                    CONSOLIDATION OF       AND
                                        OFFICES           OTHER          TOTAL
                                    ------------------  ----------      -------
Accrued, March 31, 1998 .......          $ 276           $  45           $ 321
Non-cash costs ................            (92)            (45)           (137)
Reversal of restructuring costs           (104)             --            (104)
Cash payments .................            (75)             --             (75)
                                         -----           -----           -----
Accrued, June 30, 1998 ........          $   5           $   0           $   5
                                         =====           =====           =====


7.     LEGAL PROCEEDINGS

           In June 1998, the Company obtained court approval of the settlement of Federal and state shareholder actions that were brought against the Company and one former and one current officer of the Company alleging among other things, violations of certain provisions of California and Federal securities laws.

           On July 30, 1998, a class action complaint was filed in the Supreme Court of the State of New York, County of New York, on behalf of a purported class of purchasers of the Procomm Plus version 4.0 for Windows product (the "Product"). The complaint purports to assert claims for breach of warranty and violation of New York's Consumer Protection From Deceptive Acts And Practices Act arising from the Product's inability to process dates containing the year 2000. The complaint seeks unspecified damages. Quarterdeck believes these claims to be without merit and intends to defend itself vigorously.

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

           In addition to an analysis of recent and historical financial results, this Form 10-Q includes a discussion of certain of Quarterdeck's business risks, including risks inherent to developing and marketing software as well as specific trends and uncertainties relating to the competitive environment in which the Company operates. Although Quarterdeck has sought to identify and disclose the significant risks to its business, the Company cannot predict where or to what extent any of such risks may be realized; nor can there be any assurance that Quarterdeck has identified all possible issues that the Company faces now or may face in the future.

           This Form 10-Q contains forward-looking statements which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Within this Form 10-Q, words such as "believes", "designed", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies, the ability to successfully launch products into the corporate market, sell-through of products in the sales channel, the effect of conversion of the Company's convertible preferred stock, and the ability to reduce operating expenses and other factors described throughout this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligations to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

RESULTS OF OPERATIONS

           The Company's fiscal 1998 operating plan included the introduction of several new and upgraded PC helpware solutions for retail markets and the development of small/medium business network versions of its products, primarily during the fourth quarter of fiscal 1998 and fiscal 1999. Based upon available data for the three months ended June 30, 1998, approximately 40% of the Company's net revenues were generated through direct and indirect sales to corporate accounts. The aforementioned networked versions of Quarterdeck's products are designed to expand the Company's presence in the corporate marketplace by assisting those business environments that most need helpware technologies; those where onsite MIS support is thin or absent. During the past year, the Company has sold non-core assets such as the Hijaak product line and the Starnine MacIntosh business and has experienced a continued decline in net revenues related to certain legacy memory management and communication products. The Company had expected to offset the revenues lost due to the sale of these products with revenues from newly released products. However, the recently launched retail products have not established high sell-through rates to end users and have yet to reach retail outlets internationally in significant volumes. The Company anticipates a continued moderate pace of new retail product launches, a reduction in operating expenses, and a focus on increasing sell-through rates for its product portfolio.

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

           Net revenues for the three and nine months ended June 30, 1998 of $8,035,000 and $42,009,000 decreased 61.8% and 38.7% or $13,021,000 and
$26,529,000, respectively, from net revenues of $21,056,000 and $68,538,000 for the three and nine months ended June 30, 1997. Revenue for the three months ended June 30, 1998 fell below that for the three months ended June 30, 1997 for several reasons including: (1) An industry-wide slowdown in software sales which is believed to be related to the market's anticipation of the Windows 98 launch and recent weakness in personal computer retail sales; (2) an additional provision for possible future returns of approximately $4,800,000 to establish a reserve for the previously noted slowdown in software sales and for new products and product bundles for which high sell-through rates to end-users have not yet been established; (3) fewer new product releases during the three months ended June 30, 1998 versus the prior year; and (4) the decline in sales of certain legacy memory management and communications products and the discontinuance during fiscal 1997 of certain non-core product lines.

           The Company is continuing on its strategy of entering the corporate marketplace with products that provide helpware solutions for the networked environment. Quarterdeck launched the first two products in the corporate line in July 1998; CleanSweep for Administrators and DiskClone Corporate. Additional products in the corporate line are expected to be released in fiscal 1999.

           International revenues for the three and nine months ended June 30, 1998 of $2,801,000 and $11,026,000, respectively, decreased 31.8% and 15.2% or
$1,305,000 and $1,971,000, respectively, from international revenues of $4,106,000 and $12,997,000 for the three and nine month periods ended June 30, 1997, respectively, while increasing as a percent of total net revenues to 34.9% and 26.2% for the three and nine months ended June 30, 1998, respectively, from 19.5% and 19.0% for the three and nine months ended June 30, 1997, respectively. Internationally, the Company has experienced similar trends as in the US with regard to the industry slowdown in sales and fewer product releases, while also weathering foreign currency fluctuations. However, the decline in sales of certain legacy products internationally has been slower than in the US marketplace resulting in increased international revenues as a percentage of total revenues. During the fourth quarter ending September 30, 1998, the Company expects to release over 25 localized versions of its titles in international markets.

           Cost of Revenues: Cost of revenues include product production, packaging, documentation and media, amortization of capitalized software costs, technical support and certain license fees paid to third parties. Cost of revenues for the three and nine months ending June 30, 1998 of $3,560,000 and $12,344,000, respectively, decreased 30.9% and 29.5% or $1,593,000 and
$5,161,000, respectively, from cost of revenues of $5,153,000 and $17,505,000 for the three and nine months ended June 30, 1997, respectively. Cost of revenues as a percentage of net revenues increased to 44.3% and 29.4% for the three and nine months ended June 30, 1998, respectively, from 24.5% and 25.5% for the three and nine months ended June 30, 1997, respectively. The dollar decrease in cost of revenues for both the three and nine month periods was largely due to reduced sales and to improved efficiency in production and technical support activities. The increase in cost of revenues as a percent of net revenues for the three month period ended June 30, 1998 was primarily due to the fact that net revenues in that quarter were reduced by return provisions and cost of revenues were not reduced proportionately. The Company's policy is to not record a corresponding reduction to cost of revenues since most returned units are not resold. Also increasing the cost of revenues as a percent of net revenues for the three months ended June 30, 1998 was a write off of previously capitalized software development costs which, based upon the Company's evaluation of recoverability, has been deemed to be impaired, and an increase in royalty expense as a percentage of net revenues due to a shift in product sales toward products with higher royalties.

           Software development and purchased software costs are capitalized once technological feasibility is achieved and are generally amortized over one to three year periods, commencing upon initial product release. For the three and nine months ended June 30, 1998 and 1997, Quarterdeck did not capitalize any internal software development, judging that costs incurred after achieving technological feasibility were immaterial. For the three and nine months ended June 30, 1998, amortization of previously capitalized software costs of $529,000 and $989,000, respectively, increased by 74.6% or $226,000 and decreased by 28.6% or $396,000, from amortization of capitalized software costs of $303,000 and $1,385,000 for the three and nine months ended June 30, 1997. The increase for the three months ended June 30, 1998 reflects a $273,000 write off of previously capitalized software development costs which, based upon the Company's evaluation of recoverability, has been deemed to be impaired. The decrease for the nine month period reflects the winding down of earlier capitalized amounts. No software development costs were capitalized in the June 1998 quarter.


           Total Operating Expenses: Operating expenses for the three and nine months ended June 30, 1998 of $19,061,000 and $51,524,000, respectively, increased by 30.4% and 7.6% or $4,443,000 and $3,626,000, from total operating expenses of $14,618,000 and $47,898,000 for the three and nine months ended June 30, 1997, respectively. Operating expenses increased as a percent of net revenues to 237.2% and 122.6% for the three and nine months ended June 30, 1998, respectively, from 69.4% and 69.9% for the three and nine months ended June 30, 1997, respectively. The comparisons primarily reflect (1) a $2,004,000 write off of goodwill which, based upon the Company's evaluation that recoverability has been impaired; (2) increased sales and marketing expenditures and (3) the effect of restructuring activities undertaken by the Company as discussed in Note 6 to the Consolidated Unaudited Condensed Financial Statements. The increase as a percent of net revenues was also due to the reduction in net revenues for the three and nine months ended June 30, 1998 as compared to the three and nine months ended June 30, 1997.

           Research and Development: Research and development expenses consist primarily of salaries, benefits and consulting fees to support product development, including product testing and documentation. For the three and nine months ended June 30, 1998, research and development expenses of $5,785,000 and $14,805,000, respectively, increased 53.9% and 29.0% or $2,025,000 and
$3,325,000, respectively, from research and development expenses of $3,760,000 and $11,480,000 for the three and nine months ended June 30, 1997, respectively, while increasing as a percent of net revenues to 72.0% and 35.2% for the three and nine months ended June 30, 1998, respectively, from 17.9% and 16.7% for the three and nine months ended June 30, 1997, respectively. The increase in research and development expenses was largely due to a $2,004,000 write off of goodwill which was deemed to be impaired and to payments to third parties for contracted product development required to support the Company's product development efforts.

           Sales and Marketing: Sales and marketing expenses consist of salaries and commissions and related costs of sales and marketing and customer service personnel as well as advertising, trade show and promotional expenses. For the three and nine months ended June 30, 1998, sales and marketing expenses of $8,109,000 and $26,177,000 increased 13.1% and 13.7% or $940,000 and $3,162,000, respectively, from sales and marketing expenses of $7,169,000 and $23,015,000 for the three and nine months ended June 30, 1997, respectively, while increasing as a percent of net revenues to 100.9% and 62.3% for the three and nine months ended June 30, 1998, respectively, from 34.0% and 33.6% for the three and nine months ended June 30, 1997, respectively. This increase was primarily due to an increase in advertising and promotional activities and consulting expenses, occurring as a result of the new strategic product launches during the June 1998 quarter, which to date, has not resulted in significant additional revenues.

           General and Administrative: General and administrative expenses consist of salaries and related costs of support departments, overhead and facilities. For the three and nine months ended June 30, 1998, general and administrative expenses of $2,441,000 and $7,959,000 decreased 33.8% and 40.6% or $1,248,000 and $5,444,000, respectively, from general and administrative expenses of $3,689,000 and $13,403,000 for the three and nine months ended June 30, 1997, while increasing as a percent of net revenue to 30.4% for the three months ended June 30, 1998 and decreasing to 18.9% for the nine months ended June 30, 1998, from 17.5% and 19.6% for the three and nine months ended June 30, 1997, respectively. The increase in percentage for the three month period reflects the reduced level of revenues. The decline for the nine month period is largely due to reductions in headcount and consultants. Additionally, facility related expenses declined significantly due to the restructuring efforts late in fiscal 1996 and fiscal 1997, the closure or consolidation of seven office locations; the sale of the Columbia, Missouri building, and the profitable sublease of approximately 52,000 square feet of the Company's office space to other tenants.

           Restructuring Costs: For the three and nine months ended June 30, 1998, restructuring costs of $2,726,000 and $2,583,000, respectively, primarily reflect costs associated with the Company's restructuring efforts in June 1998. See Note 6 to the Notes to Consolidated Unaudited Condensed Financial Statements and Trends and Uncertainties (page 15) for further discussion surrounding the 1998 restructuring. There were no restructuring costs during the three and nine months ended June 30, 1997.

           Other income: For the three and nine months ended June 30, 1998, net other income of $59,000 and $1,116,000 primarily represents the gain realized upon the sale of the Columbia, Missouri building on December 30, 1997 and a gain on the sale of the assets of the Company's telesales and Starnine Macintosh businesses as a result of the divestiture of these businesses in January 1998. The net other income of $266,000 for the three months ended June 30, 1997 relates to the sale of investments held for sale. For the nine months ended June 30, 1997, the net other expense of $1,400,000 relates to a $1,666,000 write down of Quarterdeck's investment in Infonautics offset by $266,000 of net other income from the aforementioned investment sale.

           Interest expense: For the three and nine months ended June 30, 1998, net interest expense of $219,000 and $655,000 decreased 56.0% and 56.1% or $279,000 and $836,000, respectively, from net interest expense of $498,000 and $1,491,000 for the three and nine months ended June 30, 1997, respectively. Net interest expense decreased primarily due to a reduction of the outstanding bank debt by $4,000,000 from the June 1997 quarter. Also contributing to the net interest expense reduction is an increase in interest income relating to higher cash balances maintained in interest bearing accounts as compared to the three and nine months ended June 30, 1997.

           Income Taxes: A valuation allowance was recorded to offset 100% of the Company's $40,485,000 net deferred tax asset as of June 30, 1998. The net deferred tax asset of $40,485,000 (before applying the valuation allowance) is comprised of the estimated tax effect of expected future temporary differences relating to charges taken for book purposes that are not deductible for federal income tax purposes until the amounts are paid in the future and tax basis net operating losses. Management believes that due to recent financial results it is appropriate to record a full valuation allowance until such time as it becomes more likely than not that the Company will realize some or all of the benefit of the net deferred tax asset.

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

           Quarterdeck is focusing significant efforts on evolving its core utilities and communication product lines into a set of products designed to enhance user performance, simplify system management and reduce the ongoing cost of ownership for networked personal computing. As part of this effort, the Company has been developing new products and adapting its current technology into these products and has made and may make strategic acquisitions and divestitures. There is no assurance these efforts will be successful. The Company anticipates that spending for software development and purchased software will continue as a significant expense in the future. Other significant risks associated with the Company's focus on this category of products include the timing of releases in relation to competitive products and uncertainties surrounding the rate and extent of development of this new market.

           Quarterdeck is devoting substantial efforts to expand its presence in the corporate marketplace with networked versions of its products. This strategy is designed to reduce product return risk and improve gross margins, since corporate customers generally order product based on a specific need. As part of this effort, the Company has been developing new products and adapting its current technology into these products and has made and may make strategic acquisitions and divestitures. The Company anticipates that spending for sales, marketing and software development as it relates to the corporate marketplace will continue as a significant expense for that segment in the future but within industry norms. There is no assurance these efforts will be successful.

           The Company is also devoting substantial efforts to the development of software products that are designed to operate on Microsoft's Windows 95, Windows 98 and Windows NT. Microsoft Corporation may incorporate advanced utilities or other features in Windows 95 and/or Windows 98 and/or Windows NT and/or their successors that may decrease the demand for certain of the Company's products including those under development. Should the Company not be able to timely develop and successfully market products that offer perceived value to users of these operating systems beyond that which is offered in the base operating system, future revenues would be adversely affected. In addition, Microsoft may introduce new or upgraded versions of their operating systems to replace currently available versions.

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

           Recruitment of personnel in the computer software industry is highly competitive. Quarterdeck's success depends to a significant extent upon the performance of its executive officers and other key personnel. The Company believes its ability to attract and retain highly qualified personnel has been adversely affected by the Company's recent restructurings and financial performance. As a result, there can be no assurance that the Company will be successful in attracting and retaining such personnel. The 1998 restructuring was designed to reduce the Company's headcount and other overhead in order to return to profitability by December 31, 1998 and to position the Company to enter the corporate marketplace with its helpware solutions. The Company replaced much of the senior management team as part of the 1998 restructuring and eliminated many other positions throughout the Company. Overall, these restructuring efforts are expected to reduce the Company's headcount by over 30%. These significant changes to the Company's management and further loss of the services of key individuals or the inability to attract and retain highly qualified personnel, including developers, could have a material adverse effect on the Company.

           The Company's Series C Convertible Preferred Stock (the "Series C Preferred Stock"), is convertible into shares of Common Stock. The exact number of shares of Common Stock issuable upon conversion of all of the Series C Preferred Stock cannot currently be estimated but, generally, such issuances of Common Stock will vary inversely with the market price of the Common Stock. The holders of Common Stock may be materially diluted by conversion of the Series C Preferred Stock which dilution will depend on, among other things, the future market price of the Common Stock and the decisions by holders of shares of Series C Preferred Stock as to when to convert such shares. Each share of Series C Preferred Stock is convertible into the number of shares of Common Stock equal to the quotient of (i) $1,000.00 divided by (ii) the Conversion Price. Subject to the maximum Conversion Price specified below, the Conversion Price will be equal to 101% of the average of the three lowest daily trading prices for the 22 consecutive trading days immediately preceding the date of conversion (the "Conversion Date"). The maximum Conversion Price is $5.125 until March 31, 1999, and thereafter will be the lesser of (i) $5.125, (ii) 101% of the average daily low trade prices of the Common Stock for all trading days in March 1999, (ii) 101% of the average daily low trade prices of the Common Stock for all trading days in September 1999 and (iii) 101% of the average daily low trade prices of the Common Stock for all trading days in March 2000. The Company's stock has experienced wide fluctuations in its stock price and stock market volatility, whether related to the stock market generally or the Company specifically. Such fluctuations, if coincident in time with conversions of Series C Preferred Stock, will impact directly the number of shares of Common Stock issuable upon conversion thereof. The terms of the Series C Preferred Stock do not provide for any limit on the number of shares of Common Stock which the Company may be required to issue in respect thereof. There were no conversions of the Company's Series C Preferred Stock prior to March 1, 1998. Between March 1, 1998 and June 30, 1998 and in July 1998, the Company issued 16,854,299 and 3,666,012 shares of the Company's Common Stock, respectively, upon conversion of 22,720 and 2,276 shares, or 81.9% of the outstanding shares of Series C Preferred Stock (including the conversion of 1,153 and 54 shares of Series C Preferred Stock, respectively, issued upon exercise of 1,521 warrants). The Series C Preferred Stock and warrants were initially issued between September 30, 1997 and November 4, 1997 to various accredited investors in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended (the "Act"). As of July 31, 1998, 5,518 shares of Series C Preferred Stock and 1,379 warrants remain outstanding.

           During fiscal 1995 and fiscal 1996, Quarterdeck consummated a number of acquisitions which broadened the Company's product portfolio and sales distribution channels. At the end of fiscal 1996 and during fiscal 1997, the Company implemented a comprehensive, corporate-wide restructuring plan to focus the Company in the utilities and communications software categories. The Company's results for fiscal 1996 and fiscal 1997 were negatively impacted by the costs of integrations and acquisitions, including severance payments and asset devaluations. Implementation of these strategic transactions could result in charges and write-downs having a material adverse effect on the Company's financial results. In addition, there are significant business risks associated with acquisitions, including the successful integration of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, the diversion of management's attention from day to day matters and the integration of acquired products. Acquisitions may result in the Company competing with companies and in markets where the Company had not previously competed. There may also be an adverse impact on the revenues of acquired companies due to the transition of products, sales and marketing and research and development activities.

           The Company was advised by Nasdaq on July 13, 1998 that it was not convinced that the Company could achieve and sustain compliance with the minimum bid price requirement of $5.00 per share required for continued inclusion of the Common Stock on the Nasdaq National Market and scheduled the Common Stock to be delisted. The Company has requested an oral hearing to discuss the Staff's decision and in the meantime, the delisting is stayed pending resolution of the Nasdaq hearing or subsequent appeals. The Company is exploring different steps it may take, including a reverse stock split, to achieve and sustain compliance with such requirements or to meet the listing requirements for and maintain a listing on the Nasdaq SmallCap Market. There can be no assurance that the Company will succeed in convincing Nasdaq that it will be able to meet or continue to meet the listing requirements for the Nasdaq National Market or the Nasdaq SmallCap Market. In the event that the Company's Common Stock is delisted from the Nasdaq National Market and is ineligible to be listed on the Nasdaq SmallCap Market, sales of the Company's Common Stock would likely only be conducted in the over-the-counter market or potentially in regional exchanges. This may negatively impact the liquidity and price of the Common Stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock.

           Quarterdeck has made a preliminary assessment of its systems and operations to ascertain the cost impact to the Company regarding the Year 2000 issue. Based on such assessment, the Company believes its computer servers, customer base systems and telephone systems are either Year 2000 compliant or can be upgraded to be Year 2000 compliant at minimal cost. In addition, the general accounting and operations systems are under evaluation and are expected to be Year 2000 compliant at minimal cost. However, there can be no assurances that the Company will not experience unanticipated negative consequences and/or material costs associated with preparing its internal systems for the Year 2000 caused by undetected errors or defects in its internal systems. In addition, there can be no assurance that the systems of the Company's suppliers, distributors and others upon which the Company's systems and/or personnel rely will be timely converted, or that a failure to convert or an incompatible conversion by one of these parties would not have a material adverse effect on the Company. Substantially all of the current releases of the Company's software have been designed to be Year 2000 compliant, however, older versions of certain of the Company's software, including ProComm, may not be fully compliant. A class action complaint was recently filed against the Company on behalf of a purported class of purchasers of the Procomm Plus version 4.0 for Windows product (the "Product") arising from the Product's inability to process dates containing the Year 2000. See Legal Proceedings (page 19) for further discussion.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

           SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. Quarterdeck does not believe it will be required to make any additional disclosures in its financial statements. The Company will adopt SFAS No. 131 effective October 1, 1998.

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

           Quarterdeck has experienced wide fluctuations in its stock price, which may be subject to significant fluctuations in the future over a short period of time. The trading price of the Common Stock increased from approximately $3.00 in January 1995 to a high of approximately $39.00 in December 1995 to a low of approximately $0.50 in August 1998. Fluctuations may be due to factors specific to the Company, to changes in analysts' estimates or to factors affecting the computer industry or the securities markets in general. In addition, since diluted net income per share is calculated using the treasury stock method (see Note 5 of the Notes to Consolidated Unaudited Condensed Financial Statements), increases in the price of Quarterdeck's stock can have an adverse impact on the calculation of diluted net income per share in that period as more outstanding instruments are included as common shares outstanding. This and other factors, including the existence or conversion of any outstanding convertible securities, any decline in revenues or quarterly operating results, or the failure to meet market expectations, could have an immediate and significant effect on the trading price of the Common Stock in any given period.

LIQUIDITY AND CAPITAL RESOURCES

           Cash and cash equivalents as of June 30, 1998 of $15,197,000 decreased 35.7% or $8,454,000 from $23,651,000 at September 30, 1997. Working capital, which is the excess of current assets over current liabilities, at June 30, 1998 was $3,050,000 as compared to $6,917,000 at September 30, 1997 representing a decrease in working capital of $3,867,000.

           Operating activities: Cash used in operating activities of $15,733,000 since September 30, 1997 was primarily due to the reported net loss of $21,414,000. Within that loss, $1,110,000 was a non-operating gain and $6,678,000 consisted of non-cash charges for depreciation, amortization, property and equipment write-offs, and write-offs of capitalized software and other intangibles. The changes in net operating assets and liabilities, in turn provided $113,000 in cash, $7,925,000 through reduced liabilities offset by a $8,038,000 decline in assets. The reduction in liabilities reflected vendor reimbursements, a generally reduced level of incurred operating expenses, and one-time payments pursuant to fiscal 1996 and 1997 restructuring plans and the settlement of Shareholder litigation in December 1997. The reduction in assets included a $5,499,000 decrease in net receivables which was primarily due to large provisions against gross sales to cover customer rebates and possible future returns on inventory in the retail sales channel. Additionally, a decline in other current assets was due to the collection of approximately $1,800,000 of receivables generated from the sale of securities in fiscal 1997 and a modest reduction in inventories.

           Investing activities: Cash provided by investing activities of $7,070,000 was due to the sale of the Columbia, Missouri building on December 30, 1997 and the divestiture of both the Company's telesales and Macintosh development businesses which resulted in cash proceeds of $7,700,000 and $1,575,000, respectively, offset by $2,205,000 for capital expenditures primarily related to computer purchases.

           Financing activities: Cash provided by financing activities of $209,000 was primarily related to the net proceeds from the issuance of common stock of Series Preferred C stock, warrants and common stock of $4,345,000 offset by a principal repayment of $4,000,000 relating to the Columbia Missouri construction loan as a result of the sale of the building and payments for long term financing of $136,000.

           In April 1997, the Company established an asset based line of credit with Greyrock Business Credit, a division of NationsBank. Maximum borrowings under this line are the lesser of $12,000,000 and the sum of 85% of eligible accounts receivable plus the value of inventory to a maximum of $2,000,000. The line can be used for general corporate purposes, including investments and acquisitions, and bears interest at prime plus 2%. The line is secured by substantially all assets of Quarterdeck. The Company is obligated to pay a minimum interest charge of $10,000 per month and comply with certain other non-financial covenants and restrictions. At June 30, 1998, the Company had $1,500,000 outstanding under the line and the ability to borrow up to a maximum amount of $9,300,000. The current term of the agreement matures on March 31, 1999. This agreement is automatically renewable for successive additional one year terms unless advance notification is provided by either party prior to the next maturity date.

           The Company believes existing working capital and borrowing capacity under the line of credit will be sufficient to fund the Company's operations for the coming months. The Company's restructuring efforts during and subsequent to the period ended June 30, 1998 are designed to reduce the Company's operating cash requirements over the two quarters ending December 31, 1998 to be either cash neutral or cash positive and return the Company to profitability. There is no assurance, however, that these efforts will produce the desired results. Over the longer term, the Company may explore the sale of its investments and other various financing alternatives in order to provide additional working capital for operations or to strengthen the Company's balance sheet. There is no assurance that additional financing will be available, or if available, will be available on acceptable terms. Any decision or ability to obtain financing through debt or equity investment will depend on various factors, including, among others, Company revenues, financial market conditions, strategic acquisition and investment opportunities, and developments in the Company's markets. Should product shipments be delayed or should the Company experience significant shortfalls in planned revenues, or not achieve sufficient cost savings as a result of restructuring efforts, or experience unforeseen fixed expenses, the Company believes it has the ability to make additional reductions to variable expenses to extend its capital. Any decision to obtain financing through debt or through equity investment will depend on various factors, including, among others, financial market conditions, strategic acquisition and investment opportunities, and developments in the Company's markets. The sale of additional equity securities or future conversion of any convertible debt would result in additional dilution to the Company's stockholders.

           The Company conducts business in various foreign currencies and is therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the date that they are consummated. The Company is also subject to certain exposures arising from the translation and consolidation of the financial results of its foreign subsidiaries. There can be no assurance that actions taken to manage such exposures will continue to be successful or that future changes in currency exchange rates will not have a material impact on the Company's future cash collections and operating results. The Company does not hedge either its translation risk or its economic risk.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           In June 1998, the Company obtained court approval of the settlement of Federal and state shareholder actions that were brought against the Company and one former and one current officer of the Company alleging among other things, violations of certain provisions of California and Federal securities laws.

           On July 30, 1998, a class action complaint was filed in the Supreme Court of the State of New York, County of New York, on behalf of a purported class of purchasers of the Procomm Plus version 4.0 for Windows product (the "Product"). The complaint purports to assert claims for breach of warranty and violation of New York's Consumer Protection From Deceptive Acts And Practices Act arising from the Product's inability to process dates containing the year 2000. The complaint seeks unspecified damages. Quarterdeck believes these claims to be without merit and intends to defend itself vigorously.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           Between March 1, 1998 and July 31, 1998, the Company issued 20,520,311 shares of the Company's Common Stock upon conversion of 24,996 shares of the outstanding shares of Series C Preferred Stock (including the conversion of 1,207 shares of Series C Preferred Stock issued upon exercise of 1,521 warrants). The Series C Preferred Stock and warrants were initially issued between September 30, 1997 and November 4, 1997 to various accredited investors in a private placement pursuant to Regulation D of the Act. The Common Stock is being issued under Section 3a(9) and/or 4(2) of the Act.

ITEM 5.    OTHER INFORMATION

           Under SEC Rule 14a-4, as recently amended, the Company may exercise discretionary voting authority at its next Annual Meeting of stockholders under proxies it solicits to vote on a proposal made by a stockholder that the stockholder does not seek to include in the Company's proxy statement pursuant to Rule 14a-8, unless the Company is notified about the proposal by November 21, 1998 and the stockholder satisfies the other requirements of Rule 14a-4(c).

Item 6. Exhibits and Reports on Form 8-K

           (a)   Exhibits

                     27.1      Financial Data Schedule.

            (b)  Reports on Form 8-K

                     A Form 8-K with respect to the Company's results for 1998 was filed with the Securities and Exchange Commission on August 4, 1998.

                     A Form 8-K with respect to the resignation of the Company's chief executive officer was filed with the Securities and Exchange Commission on July 8, 1998.

                     A Form 8-K with respect to the Company's cost reductions was filed with the Securities and Exchange Commission on June 25, 1998.

                                   SIGNATURES

                      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         QUARTERDECK CORPORATION
                                              (Registrant)




Date: August 14, 1998                     /s/   KING R. LEE
                                          --------------------------------------
                                                King R. Lee
                                                Interim President




Date:  August 14, 1998                    /s/   FRANK GREICO
                                          --------------------------------------
                                                Frank Greico
                                                Sr. Vice President and
                                                Chief Financial Officer