Form 10-K
period 1998-09-30
QUARTERDECK CORP
filed 1998-12-24
CIK 707668

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                ---------------
                                   FORM 10-K
                                ---------------

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended September 30, 1998

                          Commission File No. 0-19207

                            QUARTERDECK CORPORATION

            (Exact name of registrant as specified in its charter)

                                ---------------

            Delaware                                         95-4320650
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

13160 Mindanao Way, Marina del Rey, California                  90292
    (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code: (310) 309-3700
                                ---------------

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

                                Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock (based on the last sale price of such stock as reported on the OTC Bulletin Board) held by non-affiliates of the registrant as of November 30, 1998 was $15,766,744.

     The number of shares of the Registrant's common stock outstanding as of November 30, 1998 was 89,760,799.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None


================================================================================

                                    PART I

ITEM 1. BUSINESS

     Quarterdeck Corporation ("Quarterdeck" or the "Company") develops and markets software products that help personal computer ("PC") users manage information and communications with minimal technical support, reducing the overhead costs of networked personal computing. The Company markets its products worldwide through retail distribution, corporate resellers, original equipment manufacturers ("OEM"), direct marketing, and the Internet, focusing in particular on customers in "low support" environments, e.g., small offices/home offices ("SOHO"), small businesses and work groups, and remote/mobile users.

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

OVERVIEW OF STRATEGY

     On October 15, 1998, Quarterdeck, Symantec Corporation ("Symantec" SYMC:Nasdaq) and Oak Acquisition Corporation, a wholly owned subsidiary of Symantec, entered into a definitive Merger Agreement (the "Merger Agreement") whereby Symantec agreed to commence a cash tender offer for all outstanding shares of the Company at a price of $0.52 per share. The Agreement further provided for a merger of Oak Acquisition Corporation with and into the Company in which all remaining outstanding shares of the Company will be converted into the right to receive $0.52 per share ("Merger"). On November 17, 1998 Symantec completed its tender offer obtaining approximately 65% of Quarterdeck's outstanding shares of common stock and common stock equivalents. Upon consummation of the Merger, which is expected to occur in February 1999, the Company will become a wholly owned subsidiary of Symantec.

     In connection with the Agreement, Quarterdeck and Symantec concurrently entered into a license agreement (the "License Agreement") under which Quarterdeck granted Symantec the non-exclusive right to, among other things, distribute Quarterdeck's CleanSweep product. Symantec's right to distribute CleanSweep commenced upon consummation of the tender offer.

     Following the close of the tender, two members of the Company's Board of Directors resigned and four members were appointed by Symantec. In addition, Symantec instituted layoffs of employees as part of its plan to integrate the operations of the Company and Symantec.

     Set forth below is a description of the Company's business and strategy for fiscal 1998 prior to the consummation of the tender offer. Quarterdeck's business and strategy for fiscal 1998 is not the same as Symantec's business and strategy.

     PC networking is emerging as the world's standard vehicle for managing most forms of information and communication. According to IDC, worldwide shipments of PCs are estimated to be approximately 80,000,000 for 1998 and continue growing at over 13% per year. PCs are rapidly networking together through the Internet and corporate intranets. As PC systems continue escalating in power, function, and storage capacity, and as network usage continues its explosive growth, performance problems and support costs inevitably multiply. This is because managing information and communication through networked PC's requires the flawless interaction of many hardware and software components from diverse vendors; because these components undergo frequent technological upgrading and replacement; and because networking itself continuously imports new applications, viruses, agents, and data types into the networked systems. As a consequence, annual PC support costs often exceed system acquisition costs. According to META Group research, the average cost of PC support is approximately $2,800 per user per year.

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

     Quarterdeck's helpware strategy leverages its long experience in designing PC utilities, communications software and Internet tools for both retail and corporate sales to "power users" who demand peak performance. On the product side, Quarterdeck is using both internal development and technology licenses to assemble a single, broad portfolio of helpware components that can work together, in various product configurations, to help make networked personal computing a "self-supporting" activity. On the sales side, the Company was building upon its worldwide retail presence and brand equities to expand its reach through indirect distribution and direct marketing channels, into those business environments that most need helpware technologies, i.e., SOHO, small business, departmental, and remote/mobile working environments where onsite MIS support is thin or absent.

     Quarterdeck's goal is to lead the industry in providing comprehensive helpware solutions for the core performance problems of networked personal computing for individuals and small to midsize businesses.

PRODUCTS AND TECHNOLOGY

     Quarterdeck develops and licenses technology and assembles and sells products, to provide automatic help and user self-help capabilities in five key categories of networked PC system management: Conflict Resolution, Storage, Security, Disk Imaging and Network Access. In these categories, the Company currently markets the following new or recently upgraded product lines:

                       Technology category                                     Product lines
                       -------------------                                     -------------
          . CONFLICT RESOLUTION: preventing,  diagnosing, and     RealHelp, Crash Defender, Utility Pack
            solving problems among diverse software and/or
            system hardware elements
          . STORAGE: cleaning and optimizing disk space and       CleanSweep, Remove-It, Partition-It, Utility Pack
            memory
          . SECURITY: protecting systems against viruses, rogue   ViruSweep, Utility Pack
            agents, and intruders
          . DISK IMAGING: creating exact copies of disk images    DiskClone
            for OS migration and new PC deployment
          . NETWORK ACCESS: enhancing user access to networked    ProComm Plus, Rapid Remote, WebCompass
            information and communication resources

     In fiscal 1998, ProComm Plus and Cleansweep -- leaders in their respective markets -- were the largest revenue producers among these product lines. The DiskClone product line was launched in mid fiscal 1998, Crash Defender and the Quarterdeck Utility Pack were launched in late fiscal 1998. During fiscal 1998, as a result of the Company's restructuring efforts designed to return the Company to profitability, Quarterdeck pared back the number of categories and product offerings it markets to emphasize those which it believes have the highest likelihood for success. These categories included conflict resolution, storage, disk imaging and network access.

     For each of its major product lines, the Company plans to reach a variety of markets by packaging the underlying technologies -- as shrink-wrapped retail products and as corporate-controllable intranet products. The current product lines are available in retail formats and the development and launch of intranet-deliverable corporate products began in late fiscal 1998.

     To accelerate product development across system management categories and delivery formats, Quarterdeck reimplemented many of its core technologies as standard, networkable "components". This initiative has already led to considerable technology sharing among the ViruSweep, CleanSweep, RealHelp, Crash Defender, WebCompass, RapidRemote, and ProComm product lines. The Company also emphasized the incorporation in its automatic help and self-help products of intelligent agent technologies and continuously updatable knowledge-bases, supplemented by advanced search technologies.

     Quarterdeck organizes its research and development resources in a single, global department, to facilitate technology integration, although most engineers are dedicated to particular product teams. In 1998, 1997 and 1996, the Company spent $16,640,000, $16,419,000 and $21,314,000 on research and development, respectively, or 32.7%, 19.6% and 16.0% of net revenues, respectively.

MARKETING AND SALES

    Quarterdeck sells its products on a worldwide basis via retail distribution, corporate resellers, and OEM's, direct marketing and the Internet. The Company's end user customers include corporate and government organizations as well as small business and individual personal computer users. None of Quarterdeck's individual end user customers is believed by the Company to account for 5% or more of Quarterdeck's sales in any fiscal year. Products sold to government entities are primarily off-the-shelf items sold from inventory and are not subject to renegotiation of profits or termination of purchase contracts at the election of the government.

    Traditionally, retail sales have dominated the Company's revenues. The Company sells its products to major software distributors for resale through software retailers and corporate resellers. Quarterdeck's principal North American distributors are Ingram Micro, Inc., Merisel, Inc. and Tech Data Corporation. See Note 15 of the Notes to the Company's Consolidated Financial Statements. Each of these distributors resells Quarterdeck's products on a non-exclusive basis. The Company also distributes internationally through foreign based subsidiaries of Ingram Micro, Inc. and Merisel, Inc. as well as a variety of other international distributors. In Japan, Quarterdeck's distributor and marketing partner is Marubeni Corporation. Quarterdeck estimates it has more than 35,000 distribution outlets selling its products on a worldwide basis, including computer superstores, office warehouse clubs, software specialty stores, consumer electronics stores, mass merchants, general warehouse clubs, value added resellers (VAR's) and corporate resellers.

    The Company reaches corporate end-users through a corporate direct telesales force and through corporate resellers, many of whom purchase the products through major software distributors. Quarterdeck significantly expanded its presence in these corporate direct marketing and reseller channels during fiscal 1998 with an increased emphasis on value-added resellers (VAR's) as more of its products were enabled for corporate controlled intranet implementation. Quarterdeck also launched its Quarterdeck Enterprise Partner Program (QEPP) during fiscal 1998 and signed up approximately 300 VAR's and system integrators to support the sales and service of Quarterdeck's Enterprise products.

    The Company also sells its products directly over the Internet, maintaining an e-commerce store on its website, (www.Quarterdeck.com) and offering internet download, physical delivery or free "trialware" versions of the Company's products. Though Internet sales are currently a small portion of the Company's total revenues, this channel has expanded as individuals and businesses become accustomed to electronic software distribution. During fiscal 1998, the Company increased the availability of its products over the Internet through third party online stores and signed electronic distribution agreements with eight electronic commerce companies including CNET Buy Direct, NetSales and Digital River.

    Geographically, Quarterdeck increased investments in European and Japanese markets and engineered its new and upgraded products for rapid localization and near-simultaneous release on a global basis. The Company's European operations are headquartered in Dublin, Ireland, with a marketing support office in Slough, England. Quarterdeck's Dublin office handles order processing, technical support, localization and production for European and other international sales. The Company ships international English language versions and translated foreign language versions of its products from third party fulfillment centers in Ireland. Quarterdeck also has a sales office in Sydney, Australia, and agreements with third parties to distribute its products in Japan, Asia Pacific and Latin America. The Company's international marketing support offices, along with third party representatives in countries where Quarterdeck does not have marketing support offices, prepare marketing programs for each local market, educate end users and support the international distributor and dealer networks. During fiscal 1998, Quarterdeck began shipping product to Australian customers from a third party fulfillment center located in Australia. In Japan, the Company has entered into an exclusive distribution arrangement with Marubeni Corporation, a large trading company, and established a Quarterdeck marketing office in Tokyo in the form of a joint venture with Marubeni. Management believes that the Asian crisis did not have a material adverse effect on the Company's results of operations.

    Sales by the Company to European and other international distributors, dealers and end users outside of North America represented approximately 25.5%, 21.9% and 18.0% of Quarterdeck's total net revenues for fiscal years 1998, 1997 and 1996, respectively. See Note 15 of the Notes to the Company's Consolidated Financial Statements for information regarding Quarterdeck's domestic and foreign operations and export sales.

OPERATIONS, SUPPORT SERVICES, PRODUCTION AND BACKLOG

    Quarterdeck's departments are organized by function -- e.g. research and development, sales, marketing, finance and operations -- with product teams coordinating across departments. Internationally, regional teams or distribution partners handle localization, marketing and sales. The Company offers various electronic and phone-based support for its products. During fiscal 1998, the Company began a fee based support program for its ProComm product line in addition to a paid priority service for all other product lines. Currently, Quarterdeck offers paid support via annual maintenance agreements on a per incident basis, and on a per minute basis via a 900 phone number. Fee-based technical support services did not generate material revenues in the fiscal periods presented. The Company provides most free customer support through an outsourced third party and continues to offer most paid support internally from its Columbia, Missouri facility. Internationally, support is provided through outsourced third party suppliers.

    The principal materials and components used in Quarterdeck's products include CD-ROM's, diskettes, user manuals and product display boxes, which are purchased directly from third party vendors. Quarterdeck currently utilizes both internal and third party contracted resources for the assembly, warehousing and fulfillment of its products. Outside vendors perform in accordance with Quarterdeck specifications, and material quality is ensured prior to the assembly of its products. Capacity shortages for components, assembly, warehousing and fulfillment are not anticipated due to multiple third party resources available for contract; however, if such shortages were to occur, Quarterdeck's operating results could be materially impacted. Quarterdeck believes there are adequate supplies of and sources for the raw materials used in its products and that multiple sources are available for CD-ROM and diskette duplication, manual printing and final packaging.

    Customer order turnaround is generally within one week of receipt of the order, unless such orders are pre-orders for unreleased products. Generally, Quarterdeck has relatively little, if any, order backlog at any given time and does not consider backlog to be a significant measure of sales for any future period.

EMPLOYEES

    As of September 30, 1998, Quarterdeck employed 176 people worldwide. None of the Company's employees are represented by a labor union or subject to a collective bargaining agreement. Subsequent to the close of Symantec's tender offer on November 17, 1998, a reduction in workforce occurred that reduced the Company's employees to 96 as of November 30, 1998. Additional substantial layoffs are anticipated as the Company's operations are integrated into those of Symantec.

COMPETITION

    The personal computer software market is intensely competitive, subject to strategic alliances of hardware and software companies and it is characterized by rapid changes in technology and frequent introductions of new products and features. The Company's competitors include developers of operating systems, applications and utility software as well as personal computer manufacturers that develop their own software products. Quarterdeck has encountered continued competition both from established companies and from new companies that are now developing, or may develop, competing products. Many of the Company's existing and potential competitors have financial, marketing and technological resources significantly greater than those of Quarterdeck.

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

    Quarterdeck anticipates that the type and level of competition experienced to date will continue, and may increase, and future sales of its products will be dependent upon the Company's ability to develop or acquire new products or enhanced versions of its existing products for Windows 95, Windows 98 and Windows NT and/or other operating systems that may gain market acceptance. Throughout 1998, the prices for PC hardware have been falling while power and performance have increased. As a result, the industry has shifted to "suite products" which bundle a number of utility products into one package. Quarterdeck's revenues currently are derived primarily from individual utility products. The Company will need to obtain or develop additional products in order to compete in the "suite" market. In addition, Quarterdeck must demonstrate to the user a need for the Company's products while developers of operating systems and competitive software products continue to enhance their products. To the extent that operating system enhancements, competitive products or bundling of competitive products with operating systems or computer hardware reduce the number of users who perceive a benefit from Quarterdeck's products, sales of the Company's products in the future would be adversely impacted.

    Quarterdeck believes that the primary competitive factors in the personal computer software market are product features and performance, time to market, product reliability, ease of use, product and vendor reputation, price, timeliness of product upgrades and the quality of customer support and service. Of these, time to market and price are becoming increasingly significant factors.

    The Company also competes with other companies in the personal computer software market for distributors and dealers, as well as for alliances with hardware and software vendors. Quarterdeck competes for distributors and dealers on the basis of the revenue opportunities presented by the Company's products in addition to discounts, credit terms and promotional support.

ITEM 2. PROPERTIES

    Quarterdeck's principal administrative, production, marketing and product development facilities occupy approximately 68,000 square feet of leased space, in Marina del Rey, California. In fiscal 1997, the Company sold its building in Columbia, Missouri and leased back approximately 50,000 square feet used primarily for customer service and technical support. Quarterdeck leases approximately 10,000 square feet of office space in Clearwater, Florida for a portion of its production and fulfillment functions. In addition, Quarterdeck leases offices in Dublin, Ireland, Slough, England and Sydney, Australia for marketing and sales functions. During fiscal 1998, Quarterdeck reduced its leased space through renegotiating terms and subleasing space as part of its restructuring program. Due to Symantec's intention to integrate all Quarterdeck operations into their existing infrastructure as part of the pending Merger, Quarterdeck is currently working to sublease or renegotiate all remaining lease obligations during fiscal 1999.

ITEM 3. LEGAL PROCEEDINGS

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

    In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation against the Company. The complaint alleges that the Company's partitioning software (included in Partition-It and Partition-It Extra Strength) violates a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and has amended its complaint to allege infringement of that patent as well. The plaintiff seeks an injunction against distribution of Partition-It and Partition-It Extra Strength and monetary damages. Although the Company believes the plaintiff's patents are invalid, there can be no assurance as to the actual outcome of this matter. The ultimate disposition of this matter could have a material adverse effect on the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the last quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS; RECENT SALES OF UNREGISTERED SECURITIES

    The Company's common stock traded on the Nasdaq National Market, under the symbol QDEK until the close of business on October 15, 1998. The Company received notification on October 15, 1998 of Nasdaq's decision to delist the Company's shares from the Nasdaq Stock Market effective October 15, 1998 as a result of the failure of the Company to meet certain continued listing requirements. Shares of the Company's common stock currently trade on the OTC Bulletin Board.

    The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock on the Nasdaq National Market as reported by the National Association of Securities Dealers, Inc.

                                                HIGH        LOW
                                            ----------   -----------
                  FISCAL 1997:
                    First Quarter.......    $   7 1/8    $   4 1/16
                    Second Quarter......    $   6 1/4    $   2 1/4
                    Third Quarter.......    $   3 3/8    $   2 1/4
                    Fourth Quarter......    $   3 7/32   $   2 1/2

                  FISCAL 1998:
                    First Quarter.......    $   2 5/6    $   1 1/4
                    Second Quarter......    $   2 1/2    $   1 3/4
                    Third Quarter.......    $   2 3/5    $     2/3
                    Fourth Quarter......    $     7/8    $     1/4

    As of November 30, 1998, Quarterdeck had 89,760,799 shares outstanding and 564 shareholders of record. The Company estimates there are more than 5,000 shareholders represented through accounts held by clearing agencies. Symantec owns approximately 65% of the outstanding shares of common stock.

    The Company paid no dividends during fiscal 1998 and does not anticipate paying any cash dividends in the future. The Company is a party to certain financing agreements which prohibit the payment of cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

    On October 9, 1998, Quarterdeck entered into a Conversion and Redemption Agreement and Release (the "Conversion Agreement") with the holders (the "Securityholders") of the Company's Series C Convertible Preferred Stock (the "Series C Preferred Stock") and/or warrants to purchase shares of Series C Preferred Stock (the "Warrants") to modify the terms of conversion of the Series C Preferred Stock. The Company initially issued the shares of Series C Preferred Stock and the Warrants between September 30, 1997 and November 4, 1997.

    Pursuant to the terms of the Conversion Agreement, the Securityholders have agreed not to convert any shares of Series C Preferred Stock at a conversion price of less than $0.2650 for a period of six months commencing on the effective date of the Conversion Agreement (the "Effective Date"). The Securityholders and the Company further agreed that, during the first sixty calendar days from the Effective Date, upon conversion of the shares of Series C Preferred Stock in accordance with the terms of the Company's Certificate of Designations of Series C Convertible Preferred Stock, the Company will issue shares of Common Stock at a conversion price of $0.2650 per share notwithstanding the actual conversion price then in effect. The Company has agreed to issue additional shares of Common Stock (or, at the Company's sole election, cash) to each Securityholder, up to an amount equal to five percent of the original purchase price of the shares of Series C Preferred Stock owned by such Securityholder, but only to the extent that the Securityholder does not realize at least a 50% gross aggregate return upon resale of the shares of Common Stock received upon conversion of such shares of Series C Preferred Stock.

    During the six month period commencing on the Effective Date, the Company shall have the right to repurchase all of the shares of Series C Preferred Stock owned by the Securityholder at a price equal to 110% of the original purchase price. The Company shall provide Securityholders with ten days prior notice that the Company is exercising its repurchase right, during which time the Securityholders may continue to convert their shares of Series C Preferred Stock. The notice may be made in the form of a press release. The Securityholders also agreed that upon a "Sales Event", the Company may, at its election, provide a ten day notice of repurchase of the shares of Series C Preferred Stock at a price equal to 110% of its original price or require the Securityholder to convert its shares of Series C Preferred Stock into Common Stock or effect a combination of the foregoing. A "Sales Event" means (i) the sale of all or substantially all of the assets of the Company, (ii) a consolidation or Merger of the Company in which the stockholders of the Company immediately prior to the event do not retain a majority of the voting power of the surviving corporation or (iii) the sale of more than 50% of the Common Stock of the Company. As of November 17, 1998, there were 1,111 shares of Series C Preferred Stock outstanding.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data are derived from the Company's consolidated financial statements. Historical results should not be taken as necessarily indicative of the results that may be expected for any future period. This consolidated data should be read in conjunction with the consolidated financial statements and notes thereto. Certain items in the consolidated financial statements of fiscal 1995 and 1994 have been reclassified to conform to the 1998 presentation. During fiscal 1996, Quarterdeck acquired Inset, Datastorm, Futurelabs, and Vertisoft in transactions accounted for as poolings of interests. During fiscal 1995, Quarterdeck acquired Landmark Research International, Inc., Internetware, Inc. and StarNine Technologies, Inc. in transactions accounted for as poolings of interest. All financial information subsequent to October 1, 1993 has been restated to reflect the combined operations of Landmark, Datastorm, Inset and Quarterdeck. Starnine and Internetware's results of operations were immaterial to Quarterdeck's financial position and, therefore, periods prior to October 1, 1995 were not restated for these entities. However, the number of shares of the Company's common stock issued in the Vertisoft acquisition are material and, accordingly, shares outstanding and earnings per share have been restated to reflect those shares. All amounts shown are in thousands, except per share data.

                                                              Year  ended September 30,
                                             ------------------------------------------------------------
                                                1998       1997          1996        1995         1994
                                             ---------  ---------     ---------   ---------    ----------
          STATEMENTS OF OPERATIONS DATA:
          Net revenues.....................  $  50,861  $  83,787     $ 133,100   $ 117,606    $  84,715
          Cost of revenues.................     14,587     21,271        49,600      34,884       27,403
                                             ---------  ---------     ---------   ---------    ---------
            Gross margin...................     36,274     62,516        83,500      82,722       57,312
          Operating expenses:
            Research and development.......     16,640     16,419        21,314      14,286        7,520
            Sales and marketing............     30,566     29,305        66,355      30,624       27,107
            General and administrative.....      9,923     17,227        32,128      20,704       20,908
            Acquisition, restructuring and
               other charges...............      2,583     11,713        37,789       7,409       12,863
            Litigation settlement..........         --      1,905            --          --          615
                                             ---------  ---------     ---------   ---------    ---------
            Total operating expenses.......     59,712     76,569       157,586      73,023       69,013
          Operating income (loss)..........    (23,438)   (14,053)      (74,086)      9,699      (11,701)
            Other income (expense), net....      1,264     (2,143)           38         (38)        (271)
          Interest income (expense), net...       (952)    (2,072)         (105)      1,922        1,365
                                             ---------  ---------     ---------   ---------    ---------
          Income (loss) before income
               taxes.......................    (23,126)   (18,268)      (74,153)     11,583      (10,607)
          Provision (benefit) for income
               taxes.......................         39        130           806         331       (5,982)
                                             ---------  ---------     ---------   ---------    ---------
          Net income (loss)................  $ (23,165) $ (18,398)    $ (74,959)  $  11,252    $  (4,625)
                                             =========  =========     =========   =========    =========
          Net income (loss) per share:
            Basic..........................  $   (0.45) $   (0.43)    $   (2.15)  $    0.33    $   (0.15)
                                             =========  =========     =========   =========    =========
            Diluted........................  $   (0.45) $   (0.43)    $   (2.15)  $    0.32    $   (0.15)
                                             =========  =========     =========   =========    =========
          Shares used to compute net income
            (loss) per share:
            Basic..........................     51,609     43,168        34,894      34,178       31,825
                                             =========  =========     =========   =========    =========
            Diluted........................     51,609     43,168        34,894      35,557       31,825
                                             =========  =========     =========   =========    =========
          Additional unaudited pro forma data:
            Income (loss) before income
               taxes.......................  $ (23,126) $ (18,268)    $ (74,153)  $  11,583    $ (10,607)
            Pro forma income taxes(1)......         39        130           806       3,406          576
                                             ---------  ---------     ---------   ---------    ---------
            Pro forma net income (loss)....  $ (23,165) $ (18,398)    $ (74,959)  $   8,177    $ (11,183)
                                             =========  =========     =========   =========    =========
          Pro forma income (loss) per share:
            Basic..........................  $   (0.45) $   (0.43)    $   (2.15)  $    0.24    $   (0.35)
                                             ---------  ---------     ---------   ---------    ---------
            Diluted........................  $   (0.45) $   (0.43)    $   (2.15)  $    0.23    $   (0.35)
                                             =========  =========     =========   =========    =========

                                                                       As of September 30,
                                                    ------------------------------------------------------------
                                                       1998       1997          1996        1995         1994
                                                    ---------  ---------     ---------   ---------    ----------
          BALANCE SHEET DATA:
          Working capital / (deficiency).....       $  1,955   $  6,917      $ (4,684)   $ 29,490     $ 29,147
          Total assets.......................         19,525     55,881        76,781      76,699       62,471
          Long-term obligations..............         25,022     25,114        25,108         164          701
          Stockholders' equity (deficit).....        (17,933)     1,173         4,425      44,270       36,606

---------------
(1) During fiscal 1996, the Company acquired Datastorm in a transaction accounted for as a pooling-of-interests. Prior to this transaction, Datastorm was a subchapter-S corporation. The proforma income taxes have been adjusted to record income tax expense as if Datastorm was a C-Corporation for all periods presented prior to the transaction with the Company.

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

    This Form 10-K contains forward-looking statements which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Within this Form 10-K, words such as "believes", "anticipates", "plans", "designed", "expects", "intends", "designed to" and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies, sell-through of products in the sales channel, the effect of conversion of the Company's convertible preferred stock, the ability to reduce operating expenses, issues arising from addressing Year 2000 information technology issues and other factors described throughout this Form 10-K and in the Company's other filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligations to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

OVERVIEW

    At the end of fiscal 1996, fiscal 1997 and during fiscal 1998, Quarterdeck implemented comprehensive restructuring programs, which included a significant reduction in its workforce, the closure of offices, and the divestiture of non-core assets after acquiring ten companies between fiscal 1995 and 1996. This resulted in a shift in the Company's strategy from utility, communication and Internet products to developing and marketing software to help personal computers operate efficiently without extensive technical or administrative support. As a result of this change in strategy, non-strategic products and assets were discontinued or divested during fiscal 1997 and 1998 while products necessary to pursue the Company's strategy were developed, licensed and/or acquired. See "Business" for further discussion.

    Throughout fiscal 1998, Quarterdeck experienced difficulty competing effectively with companies having significantly greater financial and marketing resources than the Company. Quarterdeck continued to experience revenue declines and operating losses primarily due to the RealHelp and ViruSweep product lines not performing as planned, as well as a predicted decline in industry segments in which certain of the Company's other products compete. Quarterdeck's need for capital adversely impacted its ability to sustain the level of expenditures necessary to effectively market its products and obtain or develop additional new products.

    Additionally, the industry shift to "suite products", which bundle a number of utility products into one package, would likely adversely impact revenues from the Company's products in the future, the majority of which are individual utility products. Quarterdeck does not currently possess the resources to obtain or develop the additional products necessary to compete in the "suite" market environment.

PENDING MERGER

    On October 15, 1998, Quarterdeck, Symantec and Oak Acquisition Corporation, a wholly owned subsidiary of Symantec, entered into the Merger Agreement whereby Symantec agreed to commence a cash tender offer for all outstanding shares of the Company at a price of $0.52 per share. The Merger Agreement further provided for a Merger of Oak Acquisition Corporation with and into the Company in which all remaining outstanding shares of the Company will be converted into the right to receive $0.52 per share. On November 17, 1998 Symantec completed its tender offer obtaining approximately 65% of Quarterdeck's outstanding shares of common stock and common stock equivalents. Upon consummation of the Merger, which is expected to occur in February 1999, the Company will become a wholly owned subsidiary of Symantec.

    In connection with the Merger Agreement, Quarterdeck and Symantec concurrently entered into a License Agreement under which Quarterdeck granted Symantec the non-exclusive right to, among other things, distribute Quarterdeck's CleanSweep product. Symantec's right to distribute CleanSweep commenced upon consummation of the tender offer.

RESULTS OF OPERATIONS

For convenient reference, the following table sets forth, a summary of revenue, cost, and income data derived from the Company's Consolidated Statements of
Operations:

                                                             Year ended September 30,
                                                          ----------------------------
                                                             1998      1997      1996
                                                          --------- ---------  -------
               Net revenues...........................      100.0%    100.0%     100.0%
               Cost of revenues.......................       28.7      25.4       37.3
                                                            -----     -----      -----
                 Gross margin.........................       71.3      74.6       62.7
               Operating expenses:
                 Research and development.............       32.7      19.6       16.0
                 Sales and marketing..................       60.1      35.0       49.9
                 General and administrative...........       19.5      20.5       24.1
                 Acquisition, restructuring and other
                  charges.............................        5.1      14.0       28.4
                 Litigation Settlement................         --       2.3        --
                                                            -----     -----      -----
                 Total operating expenses.............      117.4      91.4      118.4
               Operating loss.........................      (46.1)    (16.8)     (55.7)
               Other income (expense), net............        2.5      (2.5)       --
               Interest expense, net..................       (1.9)     (2.5)      (0.0)
                                                            -----     -----      -----
               Loss before income taxes...............      (45.5)    (21.8)     (55.7)
               Provision for income taxes.............        0.1       0.2        0.6
                                                            -----     -----      -----
               Net loss...............................      (45.6)%   (22.0)%    (56.3)%
                                                            =====     =====      =====

FISCAL 1998, 1997 AND 1996

    The Company's fiscal 1998 operating plan included the introduction of several new and upgraded PC helpware solutions for retail markets and the development of small/medium business network versions of its products, primarily during the fourth quarter of fiscal 1998. The aforementioned networked versions of Quarterdeck's products were designed to expand the Company's presence in the corporate marketplace by assisting those business environments that most need helpware technologies; those where onsite MIS support is thin or absent. During the past fiscal year, the Company sold non-core assets such as the Hijaak product line, the Starnine MacIntosh business and Future Labs, a real-time collaborative technology business while experiencing a continued decline in net revenues related to certain legacy memory management and communication products. The Company had expected to offset the revenues lost due to lower sales of these products with revenues from newly released products in addition to expansion of its presence in the corporate direct and reseller channels. However, the recently launched products have either not yet established high sell-through rates to end users or did not perform in the retail channel as expected.

    Net Revenues: The Company's net revenues consist of gross sales of its products, less provisions for sales returns, exchanges, rebates and price protection. In the retail and corporate reseller channels, the Company's main sales vehicles, gross sales are recorded as products are shipped on order to first-tier distributors, with provisions for returns calculated on the basis of projected sell-through of new products and demonstrated sell-through experience of established products. These provisions reflect the industry's practice of accepting returns from distributors, resellers, and retailers of products not sold through to final customers. If projected sell-through does not occur, actual returns may exceed earlier provisions, and net revenues for a period may suffer significant declines even when distributor orders for new or replacement products are meeting expectations.

    In fiscal 1998, net revenues of $50,861,000 decreased 39.3% or $32,926,000, from net revenues of $83,787,000 in fiscal 1997. This decline is primarily due to several factors including: (1) a predicted continued decline in sales for the Company's legacy products including ProComm, (2) lower than expected revenues from the Company's 1998 entrance into the PC Security market with ViruSweep, the Conflict Resolution market with RealHelp and the Disk Imaging market with DiskClone, (3) increasing pricing pressure from competitors offering aggressive rebate programs and promotional pricing designed to reduce channel inventory levels, (4) the introduction of products for the corporate and networked environments which have not yet contributed significantly to the Company's revenues and (5) to a lesser extent revenue reductions related to the sale of the aforementioned non-core assets. During fiscal 1998, a majority of the Company's revenues were generated by sales of its ProComm products and its storage management products, especially CleanSweep.

    Quarterdeck's provisions for sales returns, exchanges, rebates and price protection of $21,000,000 increased 25.7% or $4,295,000 from provisions for sales returns of $16,705,000 in fiscal 1997, while increasing as a percent of net revenues to 41.3% in fiscal 1998 from 19.9% in fiscal 1997. This increase is primarily due to the continued decline in sales for the Company's legacy products and a decline in product sell through rates subsequent to announcement of the acquisition by Symantec Corporation.

    In fiscal 1997, net revenues of $83,787,000 decreased 37.0% or $49,313,000 from net revenues of $133,100,000 in fiscal 1996. This decline reflected reduced sales for the Company's memory management, Internet utility, and communications products, the discontinuance during fiscal 1997 of certain non-core product lines (e.g., Internet utilities and graphic utilities), reduced efforts to sell third party products through the Company's direct mail and telesales units, and management concentration on integrating the Company's operations and on commencing development on new strategic products, rather than on expanding sales of end-of-life or non strategic product lines.

    The majority of Quarterdeck's revenues are derived from US sales, but the relative contribution from international revenues has grown, representing 25.5%, 21.9% and 18.0% of the Company's net revenues in fiscal 1998, 1997 and 1996, respectively.

    Cost of Revenues: Cost of revenues include product production, packaging, documentation and media, amortization of capitalized software costs, technical support and certain license fees paid to third parties. In fiscal 1998, cost of revenues of $14,587,000 decreased 31.4% or $6,684,000, from cost of revenues of $21,271,000 in fiscal 1997, while increasing as a percent of net revenues to 28.7% in fiscal 1998 from 25.4% in fiscal 1997. The dollar decrease in cost of revenues was largely due to reduced sales, continued reduction of technical support costs and reduced software amortization and royalty expense in the current year. The increase as a percent of net revenues was primarily due to the fact that net revenues were reduced by return provisions and cost of revenues were not reduced proportionately. The Company's policy is to not record a corresponding reduction to cost of revenues since most returned units are not resold. Also increasing the cost of revenues as a percent of net revenues was a write off of approximately $300,000 of previously capitalized software development costs which, based upon the Company's evaluation of recoverability, has been deemed to be impaired.

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

    Software development and purchased software costs are capitalized once technological feasibility is achieved and are generally amortized over one to three year periods, commencing upon initial product release. In fiscal 1998, 1997, and 1996, Quarterdeck did not capitalize any internal software development, judging that costs incurred after achieving technological feasibility were immaterial, but did capitalize external software purchases of $0, $0, and $4,504,000, respectively.

    In fiscal 1998, amortization of capitalized software costs of $1,151,000 decreased 31.1% or $519,000, from amortization of capitalized software costs of $1,670,000 in fiscal 1997, reflecting the winding down of earlier capitalized amounts. In fiscal 1997, amortization of capitalized software costs of $1,670,000 decreased 55.0% or $2,041,000, from amortization of capitalized software costs of $3,711,000 in fiscal 1996, also reflecting the winding down of earlier capitalized amounts.

OPERATING EXPENSES

    In fiscal 1998, total operating expenses of $59,712,000 decreased 22.0% or $16,857,000, from total operating expenses of $76,569,000 in fiscal 1997, while increasing as a percent of net revenues to 117.4% in fiscal 1998 from 91.4% in fiscal 1997. The dollar decline in total operating expenses resulted primarily from the Company's continued restructuring, consolidation, and downsizing activities which began late in fiscal 1996 and has continued through fiscal 1998. The percentage increase in operating expenses resulted from the decline in net revenue in fiscal 1998. In fiscal 1997, total operating expenses of $76,569,000 decreased

51.4% or $81,017,000, from total operating expenses of $157,586,000 in fiscal 1996, while declining as a percent of net revenues to 91.4% in fiscal 1997 from 118.4% in fiscal 1996. This decline in total operating expenses also resulted primarily from the Company's restructuring, consolidation, and downsizing activities.

    Research and Development: Research and development expenses consist primarily of salaries, benefits and consulting fees to support product development, including product testing and documentation. In fiscal 1998, research and development expenses of $16,640,000 increased 1.3% or $221,000, from research and development expenses of $16,419,000 in fiscal 1997, while increasing as a percent of net revenues to 32.7% in fiscal 1998 from 19.6% in fiscal 1997. The dollar increase was due in part to increased research and development to support the Company's entrance into the PC Security market (ViruSweep), the Conflict Resolution market (RealHelp and Crash Defender)and the Disk Imaging market (DiskClone), as well as payments to third parties for contracted product development required to support the Company's product development efforts for the corporate market. The increased expense as a percent of net revenues was largely due to a $2,004,000 write off of goodwill in the third quarter of fiscal 1998 which was deemed to be impaired, and the cost incurred to develop corporate products which did not generate revenue in proportion to development spending. The goodwill resulted from the acquisition of Limbex Corporation. Historically, the amortization of such goodwill has been charged to research and development because Limbex's primary operations were related to the development of software products and accordingly, to be consistent, the write off of goodwill was also charged to research and development expense. In fiscal 1997, research and development expenses of $16,419,000 decreased 23.0% or $4,895,000, from research and development expenses of $21,314,000 in fiscal 1996, while increasing as a percent of net revenues to 19.6% in fiscal 1997 from 16.0% in fiscal 1996. The decrease in research and development expenses was largely due to a reduction in the quantity of products the Company is exploiting or developing. As discussed earlier, the Company has discontinued or divested non-core products. The research and development expenditures during fiscal 1997 were primarily focused on the portfolio of PC "helpware" products which comprised the Company's product strategy (See page 2). The increase in research and development expenses as a percent of net revenues was largely due to the reduction in net revenues during fiscal 1997 as compared to fiscal 1996.

    Sales and Marketing: Sales and marketing expenses consist of salaries and commissions and related costs of sales and marketing and customer service personnel as well as advertising, trade show and promotional expenses. In fiscal 1998, sales and marketing expenses of $30,566,000 increased 4.3% or $1,261,000, from sales and marketing expenses of $29,305,000 in fiscal 1997, while increasing as a percent of net revenues to 60.1% in fiscal 1998 from 35.0% in fiscal 1997. The fiscal 1998 increase was offset by approximately $1,520,000 related to market development funds reserves established in prior years that were reversed after a reconciliation of activities committed versus funds spent and customer claims for reimbursement. The dollar increase in sales and marketing expense was primarily due to increases in advertising, increases in marketing headcount, increases in market development funds, increases in package design and a $500,000 settlement fee paid to terminate the Company's telesales outsource agreement. Quarterdeck spent significant advertising and market development funds to launch the aforementioned new products including ViruSweep, RealHelp and DiskClone. The 1998 increase as a percentage of net revenues was primarily due to the costs associated with the Company's entrance into new markets including the PC Security, Conflict Resolution and Disk Imaging which did not result in a proportionate increase in net revenues. Additional expenses were also incurred to penetrate the corporate channel which required large expenditures for advertising, market development funds and other variable sales and marketing expenditures which were committed based upon expected sales levels which did not occur. In 1998, Quarterdeck also launched its Quarterdeck Enterprise Partner Program (QEPP) and signed up approximately 300 VAR's and system integrators to support the sales and service of Quarterdeck's Enterprise products. In fiscal 1997, sales and marketing expenses of $29,305,000 decreased 55.8% or $37,050,000, from sales and marketing expenses of $66,355,000 in fiscal 1996, while decreasing as a percent of net revenues to 35.0% in fiscal 1997 from 49.9% in fiscal 1996. These decreases were largely due to headcount reductions due to the restructuring efforts and reduced advertising and market development expenditures.

    General and Administrative: General and administrative expenses consist of salaries and related costs of support departments, overhead and facilities. In fiscal 1998, general and administrative expenses of $9,923,000 decreased 42.4% or $7,304,000, from general and administrative expenses of $17,227,000 in fiscal 1997, while decreasing as a percent of net revenues to 19.5% in fiscal 1998 from 20.5% in fiscal 1997. This decrease as a percentage of net revenues were largely due to aggressive reductions in headcount and facility related expenses due to the restructuring efforts in fiscal 1998 and 1997. In fiscal 1997, general and administrative expenses of $17,227,000 decreased 46.4% or $14,901,000, from general and administrative expenses of $32,128,000 in fiscal 1996, while decreasing as a percent of net revenue to 20.5% in fiscal 1997 from 24.1% in fiscal 1996. These declines were also primarily due to reductions in headcount and facility expenses related to the restructuring efforts late in fiscal 1996 and in fiscal 1997.

    Acquisition and Other Charges: In fiscal 1998, there were no acquisition and other charges as compared to acquisition and other charges of $(702,000) in fiscal 1997. In fiscal 1997, acquisition and other charges of $(702,000) decreased 102.8% or $25,496,000, from acquisition and other charges of $24,794,000 in fiscal 1996, while decreasing as a percent of net revenues to (0.8%) in fiscal

1997 from 18.6% in fiscal 1996. During fiscal 1997, the Company acquired certain assets of TuneUp.com which resulted in an in-process research and development charge of approximately $268,000. Additionally, during fiscal 1997 Quarterdeck reversed over-accrued acquisition costs into income in the amount of $970,000 which related to estimated acquisition integration costs for companies acquired during fiscal 1995 and 1996, which were determined to be no longer necessary, based on actual costs incurred. See Note 1 and Note 2 of Notes to Consolidated Financial Statements for further discussion.

    Restructuring Costs: In fiscal 1998, restructuring costs of $2,583,000 decreased 79.2% or $9,832,000, from restructuring costs of $12,415,000 in fiscal 1997 while decreasing as a percent of net revenues to 5.1% in fiscal 1998 from 14.8% in fiscal 1997. In June 1998, the Company implemented a restructuring plan which was designed to reduce the ongoing level of operating expenses to one which can be supported by a reduced revenue base. As a result, Quarterdeck recorded charges totaling $2,980,000 relating to fiscal 1998 and reversed $201,000 relating to fiscal 1997, and $196,000 relating to fiscal 1996, both of which were no longer required. The fiscal 1998 charge included a severance provision for terminated employees, early lease cancellation fees and write downs of certain fixed assets.

    In fiscal 1997, restructuring costs of $12,415,000 decreased 4.5% or $580,000, from restructuring costs of $12,995,000 in fiscal 1996, while increasing as a percent of net revenues to 14.8% in fiscal 1997 from 9.8% in fiscal 1996. During fiscal 1997, the Company recorded a total charge of $11,051,000 relating to a restructuring program designed to refocus the Company on a new corporate strategy. This charge included the write off of operating assets used in divested non-core product lines, a severance provision for individuals who were terminated, the write down of the value of a building the Company planned to sell, and other obligations associated with downsizing and divestiture activities. In addition, the Company recorded an additional charge of $1,364,000 in fiscal 1997 related to the restructuring in September 1996. Late in fiscal 1996, Quarterdeck implemented a comprehensive, corporate wide restructuring plan, designed to focus the Company's development and marketing efforts on those products and technologies with the most significant growth opportunities while optimizing profitability on certain of Quarterdeck's products that had experienced lower demand or were at the end of their product life cycle.

    Litigation Settlement: The Company had no litigation settlement expense for fiscal 1998. On December 19, 1997, the Company reached an agreement in principle to settle federal and state shareholder actions for $12,500,000, of which the Company was required to pay approximately $1,905,000. Accordingly, Quarterdeck recorded a charge of $1,905,000 for fiscal 1997. The Company had no litigation settlement expense in fiscal 1996.

    Other income (expense): In fiscal 1998, net other income of $1,264,000 increased $3,407,000, from net other expense of $2,143,000 in fiscal 1997. The increase in net other income primarily represents the gain realized upon the sale of the Columbia, Missouri building and other fixed assets on December 30, 1997 and a gain on the sale of the assets of the Company's telesales and Starnine Macintosh businesses as a result of the divestiture of these businesses in January 1998. In fiscal 1997, net other expense of $2,143,000 increased $2,181,000, from net other income of $38,000 in fiscal 1996. During fiscal 1997, net other expense was primarily due to losses of $2,922,000 on the Company's investments in Infonautics and Intelligence At Large partially offset by gains on the sales of Lernout & Hauspie stock and warrants of $1,026,000. Additionally, net losses on disposal of fixed assets were recorded of approximately $247,000. During fiscal 1996, net other income of $38,000 was comprised of gains on the sale of short term investments and sales of equipment.

    Interest expense: In fiscal 1998, net interest expense of $952,000 decreased 54.1% or $1,120,000, from net interest expense of $2,072,000 in fiscal 1997.
Net interest expense decreased in fiscal 1998 primarily due to higher cash balances resulting from the Company's financing and divestiture activities and the sale of the Columbia building and payoff of the related construction loan in December 1997. In fiscal 1997, net interest expense of $2,072,000 increased $1,967,000, from net interest expense of $105,000 in fiscal 1996. Interest expense increased in fiscal 1997 because the convertible bonds issued in March 1996 were outstanding for the full year versus six months in fiscal 1996. Additionally, larger interest payments were made on its construction loan due to higher loan balances outstanding in fiscal 1997, and a higher interest rate was paid on a new revolving line of credit than under the previous line which was outstanding during fiscal 1996.

    Income Taxes: Income tax expenses for fiscal 1998, 1997 and 1996 were $39,000, $130,000 and $806,000, respectively. A 100% valuation allowance was applied to Quarterdeck's net deferred tax asset of $39,944,000 at September 30, 1998 (See Note 12 of the Notes to the Consolidated Financial Statements). The net deferred tax asset (before applying the valuation allowance) is comprised of the estimated tax effect of (a) expected future reversing temporary differences relating in part to charges taken for book purposes that are not deductible for federal income tax purposes until the amounts are paid in the future and (b) tax net operating loss carryforwards. Management believes that it is not appropriate to record a deferred tax asset until such time as the Company is able to establish that it becomes more likely than not that the Company will realize some or all of the benefit of the net deferred tax asset. The net deferred tax assets, prior to the application of valuation allowances, for fiscal 1997 was $32,805,000 and for fiscal 1996 was $24,858,000.

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

    Quarterdeck has focused significant efforts on evolving its core utilities and communication product lines into a set of products designed to enhance user performance, simplify system management and reduce the ongoing cost of ownership for networked personal computing. As part of this effort, the Company has been developing new products and adapting its current technology into these products. There is no assurance these efforts will be successful. The Company anticipates that spending for software development and purchased software will continue as a significant expense in the future. Other significant risks associated with the Company's focus on this category of products include the timing of releases in relation to competitive products and uncertainties surrounding the rate and extent of development of this new market.

    Quarterdeck has devoted substantial efforts to expand its presence in the corporate marketplace with networked versions of its products. This strategy is designed to reduce product return risk and improve gross margins, since corporate customers generally order product based on a specific need. As part of this effort, the Company has been developing new products and adapting its current technology into these products. The Company anticipates that spending for sales, marketing and software development as it relates to the corporate marketplace will continue as a significant expense in the future. There is no assurance these efforts will be successful.

    The Company has also devoted substantial efforts to the development of software products that are designed to operate on Microsoft's Windows 95, Windows 98 and Windows NT. Microsoft Corporation may incorporate advanced utilities or other features in Windows 95 and/or Windows 98 and/or Windows NT and/or Windows Plus Packs and/or their successors that may decrease the demand for certain of the Company's products including those under development. Should the Company not be able to timely develop and successfully market products that offer perceived value to users of these operating systems beyond that which is offered in the base operating system, future revenues would be adversely affected. In addition, Microsoft may introduce new or upgraded versions of their operating systems to replace currently available versions. There can be no assurance these efforts will be successful in achieving their intended results.

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

    Channel fill occurs when a product shipped into retail distribution does not sell-through to end users at expected rates, resulting in larger than expected product returns from retailers or distributors, in-channel price reductions that the Company must reimburse, and/or lower than expected future sell-in rates for these same products, all of which can adversely affect net revenue recognized in future periods. The Company seeks to take adequate reserves against these contingencies at the point it sells product into retail distribution, but these reserves are measured against expected sell-through rates and no assurance can be given that actual sell-through rates will meet these expectations. Quarterdeck's return policy generally allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit toward future purchases. However, competitive factors and/or market conditions often require the Company to offer expanded rights of return for products that distributors or retailers are unable to sell. The Company also provides price protection rights to its distributors which generally give distributors credit for price decreases on products remaining in the distributors' inventory and on products remaining in retail customers' inventory.

    Recruitment of personnel in the computer software industry is highly competitive. Quarterdeck's success depends to a significant extent upon the performance of its executive officers and other key personnel. The Company believes its ability to attract and retain highly qualified personnel has been adversely affected by the Company's recent restructurings and financial performance. As a result, there can be no assurance that the Company will be successful in attracting and retaining such personnel. The 1998 restructuring was designed to reduce the Company's headcount and other overhead in order to return to profitability by the quarter ended, December 31, 1998 and to position the Company to enter the corporate marketplace with its helpware solutions. The Company replaced much of the senior management team as part of the 1998 restructuring and eliminated many other positions throughout the Company. Overall, these restructuring efforts reduced the Company's headcount by over 30%. Subsequent to the close of Symantec's tender offer, headcount was further reduced by approximately 45%. These significant changes to the Company's management and further loss of the services of key individuals or the inability to attract and retain highly qualified personnel, including developers, could have a material adverse effect on the Company.

YEAR 2000 COMPLIANCE

    Many existing computer systems and software products, including several used by the Company, are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, the Company's date critical functions related to the year 2000 and beyond, such as sales, distribution, purchasing, inventory control, trade promotion management, planning and replenishment, facilities and financial systems may be materially adversely affected unless computer systems and embedded microchips in manufacturing equipment are or become year 2000 compliant. In addition, certain of the Company's business activities may be materially adversely affected if critical business partners, including customers, vendors, suppliers, brokers and others, experience disruptions in service as a result of year 2000 problems.

    The Company currently believes that the year 2000 issue will not pose significant operational problems for the Company. However, if all year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to year 2000 problems that are identified, there can be no assurance that the year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, suppliers, brokers or others. Additionally, there can be no assurance that the year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

    Quarterdeck has made an assessment of its systems and operations to ascertain the cost impact to the Company regarding the Year 2000 issue. Based on such assessment, the Company's general accounting system, computer servers and telephone systems are Year 2000 compliant and its customer base systems will be upgraded in early 1999 to be Year 2000 compliant at no additional cost. However, there can be no assurances that the Company will not experience unanticipated negative consequences and/or material costs associated with preparing its internal systems for the Year 2000 caused by undetected errors or defects in its internal systems. Substantially all of the current releases of the Company's software have been designed to be Year 2000 compliant, however, older versions of certain of the Company's software, including ProComm, may not be fully compliant. It is the Company's understanding that Symantec intends to release a Year 2000 compliant version of the older, non-compliant version of ProComm and to discontinue distribution of non compliant versions. A class action complaint was filed against the Company on behalf of a purported class of purchasers of the Procomm Plus version 4.0 for Windows product (the "Product") arising from the Product's inability to process dates containing the Year 2000. See Item 3 herein and Note 13 of Notes to Consolidated Financial Statements for further discussion.

    The Company has communicated with certain of its critical business partners (customers, vendors, suppliers, etc.) to assess their readiness and to consider the potential impact on the Company if these business partners experience significant year 2000 problems. The Company has assessed and attempted to mitigate its risks with respect to the failure of these entities to be year 2000 compliant by developing a contingency plan. There can be no assurance that the systems of the Company's suppliers, distributors and others upon which the Company's systems and/or personnel rely will be timely converted, or that a failure to convert or an incompatible conversion by one of these parties would not have a material adverse effect on the Company.

    It is the Company's understanding that it is Symantec's intention to integrate Quarterdeck's operations into Symantec's current systems after the Merger is completed. The Company does not expect to incur additional costs or complete further independent analysis regarding the Year 2000 issue and the Company's current systems prior to the Merger. As a result, the Company does not currently expect to develop further contingency plans with respect to Year 2000 issues.

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

    Over the last several years, the number of software-related patents issued by the United States Patent and Trademark Office has increased dramatically. The Company does not know all of the patents that have been issued or that may be pending that could cover any of its products. Accordingly, the Company may not have, or may at any time lose, the right to develop, use or distribute one or more of its products. Any patent that precludes the Company from developing, using or distributing one or more of its products, that forces the Company to pay substantial royalties or substantial attorneys fees and other litigation costs, or that casts doubt on the Company's right to develop, use or distribute any product could have a material adverse effect on the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

    SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued in February 1998. SFAS No. 132 revises the disclosure requirements for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for fiscal years beginning after December 15, 1997 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

    SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is evaluating the Statement's provisions to conclude how it will present comprehensive income in its financial statements, and has not yet determined the amounts to be disclosed. The Company will adopt SFAS No. 130 effective October 1, 1998.

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company has not yet determined the amounts to be disclosed. The Company will adopt SFAS No. 131 effective October 1, 1998.

    The AICPA issued Statement of Position 97-2, "Software Revenue Recognition," (SOP 97-2) effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt SOP 97-2 for transactions entered into on and after October 1, 1998. The impact of SOP 97-2 will depend on the terms of future transactions.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents decreased $15,240,000 to $8,411,000 at September 30, 1998 from $23,651,000 at September 30, 1997. Working capital, which is the excess of current assets over current liabilities, at September 30, 1998 was $1,955,000 as compared to $6,917,000 at September 30, 1997.

    Operating activities: Cash used in operating activities of $(21,729,000) was primarily due to a net reduction in assets and liabilities of $(4,689,000) which resulted from net reductions in receivables, inventories, and other assets of $7,012,000 being offset by net reductions in payables, accrued liabilities, accrued acquisition, restructuring and other charges, and foreign currency translation adjustment of $(11,701,000). An additional $(17,040,000) of cash was used as a result of the Company's net loss of $(23,165,000) offset by non cash charges of $6,125,000.

    The reduction in accounts payable and accrued liabilities was due to payments made to trade vendors and an overall decline in the level of the Company's operating expenses as a result of the execution of the restructuring plans. The reduction in accrued acquisition, restructuring and other charges was due to payments made during the execution of the fiscal 1997 and 1998 restructuring plan. The reductions in accounts receivable and inventory were due to aggressive collections and heightened inventory control. The reduction in other assets was largely due to a write off of the Limbex assets which were primarily composed of the WebCompass technology.

    Investing activities: Net cash provided by investing activities of $7,798,000 was largely due to the sale of the Columbia, Missouri building and the divestiture of both the Company's telesales and Macintosh development businesses which resulted in cash proceeds of $7,700,000 and $1,575,000 , respectively, offset by $1,845,000 for capital expenditures primarily related to computer purchases.

    Financing activities: Net cash used in financing activities of $1,309,000 was primarily related to $5,579,000 of debt repayment and $77,000 of net payments under long term obligations, offset by net proceeds of $2,782,000 from the sale of Series C convertible preferred stock, $1,521,000 from the exercise of warrants and $44,000 from the issuance of common stock due to the exercise of stock options.

    On March 28, 1996, the Company issued $25,000,000 principal amount of 6% Convertible Senior Subordinated Notes, due 2001 ("Notes"), to an institutional investor in a private placement pursuant to the terms of a Note Agreement, dated March 1, 1996. The Notes are required to be paid in full upon consummation of the Merger without any premium. See Note 5 of the Consolidated Financial Statements for further discussion.

    In April 1997, the Company established an asset based line of credit with Greyrock Business Credit, a division of NationsBank. Maximum borrowings under the new line are the lesser of $12,000,000 and the sum of 85% of eligible accounts receivable, 50% of Quarterdeck International Limited (Qil) eligible receivables plus the value of inventory to a maximum of $2,000,000. The line can be used for general corporate purposes, including investments and acquisitions, and bears interest at prime plus 2%. The line is secured by substantially all assets of Quarterdeck. The Company is obligated to pay a minimum interest charge of $10,000 per month and comply with certain other non-financial covenants and restrictions. At September 30, 1998, the Company had $0 outstanding under the line and the ability to borrow up to a maximum amount of $7,853,000. The current term of the agreement matures on March 31, 1999. This agreement is automatically renewable for successive additional one year terms unless advance notification is provided by either party prior to the next maturity date. It is anticipated that the line will be terminated upon consummation of the Merger.

    Due to the Company's declining revenues, recurring net operating losses, continued restructurings, negative cash flow and the uncertainty associated with the impact of the acquisition of the Company by Symantec Corporation, there is no assurance that Quarterdeck will be able to continue as a going concern for fiscal 1999.

    In September and between October 1997 and April 1998, the Company issued an aggregate of 30,521 shares of Series C Convertible Preferred Stock, resulting in net proceeds to the Company of $18,897,000 (after expenses and the repurchase of $10,000,000 of Series B Preferred Stock). See Part II and Note 6 to the Consolidated Financial Statements for further discussion.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financial statements included with this Form 10-K are set forth under Item 14 hereof.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

THE CURRENT MEMBERS OF THE BOARD OF DIRECTORS

    The names of the current directors, their ages as of November 30, 1998 and certain other information about them are set forth below. As indicated below, certain of the directors also have positions with Symantec Corporation and/or Oak Acquisition Corporation which are affiliates of the Company.

                                  Year First
                                  Elected A  Position With The Company Or
Name Of Director          Age     Director   Principal Occupation During The Past Five Years
----------------          ---     --------   -----------------------------------------------
Gordon E. Eubanks, Jr...  51       1998      Mr. Eubanks became a director of the Company on November 17, 1998. Mr. Eubanks has been
                                             President and Chief Executive Officer of Symantec Corporation since October 1986 and a member of the Board of Directors of Symantec since November 1983.

Howard A. Bain III......  52       1998      Mr. Bain has been a director of the Company since November 17, 1998 and Chief Executive
                                             Officer and President of the Company since November 23, 1998. Mr. Bain is Vice
                                             President, Worldwide Operations and Chief Financial Officer of Symantec Corporation.
                                             Mr. Bain joined Symantec in October 1991 as its Vice President, Finance.

Enrique T. Salem........  32       1998      Mr. Salem has been a director of the Company since November 17, 1998. Mr. Salem is Vice
                                             President, Security and Assistance Business Unit and Chief Technical Officer of
                                             Symantec Corporation. Mr. Salem joined Symantec in April 1990 and has held numerous positions including Director of Development and General Manager of Advanced Utilities
                                             Group.

Derek Witte.............  41       1998      Mr. Witte has been a director of the Company since November 17, 1998 and Secretary of the Company since November 23, 1998. Mr. Witte is a director and President, Chief
                                             Financial Officer and Secretary of Oak Acquisition Corporation. Mr. Witte is Vice
                                             President, General Counsel and Secretary of Symantec Corporation. Mr. Witte joined
                                             Symantec in October 1990.

King R. Lee.............  58       1994      Mr. Lee served as the Interim Chief Executive Officer and President of the Company from
                                             July 8, 1998 until November 23, 1998. Mr. Lee also served as a member of the Office of the President of the Company from August 27, 1996 until February 1997. Mr. Lee also served as Interim Chief Executive Officer of the Company from December 1994 until
                                             January 1995 and served as Interim Chief Operating Officer of the Company between July and December 1994. He was elected a director of the Company in July 1994. Mr. Lee served as the Chief Executive Officer of Wynd Communications Corporation, a two-way
                                             wireless messaging service provider, from October 1995 to January 1997, and has served as its Chairman since October 1995. Mr. Lee is President of King R. Lee & Associates,
                                             Inc., an executive management consulting firm, which provides consulting services to the Company. From 1987 to 1993, Mr. Lee was President and Chief Executive Officer of
                                             Xtree Company, a developer of computer systems software. He serves as a director of
                                             Nettech Systems, Inc., Outback Resource Group, Inc., Boss Entertainment, Dover
                                             Pacific, Inc. and Mobile Automation, Inc.

Frank W. T. LaHaye......  69       1982      Mr. LaHaye has been a director of the Company since 1982 and was the Chairman of the
                                             Board from 1985 until November 1998. Mr. LaHaye was a general partner of the general partnership of Peregrine Ventures, a venture capital investment partnership, from its formation in 1981 until its dissolution in 1998. Mr. LaHaye has been a general partner of the general partnership of Peregrine Ventures II, a venture capital investment partnership, since its formation in 1983. Mr. LaHaye serves as a director or trustee of various funds affiliated with the Franklin/Templeton Group of Funds and as a director of Digital Transmission Systems, Inc.

Dr. Howard L. Morgan....  52       1983      Dr. Morgan has been a director of the Company since 1983. He is currently President of
                                             Arca Group, Inc., a consulting and investment management firm specializing in the areas of computer and communications technologies. He serves as a director of Cylink
                                             Corporation, a developer of software for secure communications, Franklin Electronic
                                             Publishers, Inc., a developer of electronic books, Infonautics Corporation, a provider of online information, Kentek Information Systems, a manufacturer of laser printers,
                                             Neoware Systems, Inc., a provider of network terminals, MetaCreations, Inc., a developer of computer graphics software, Segue Software, a developer of automated software systems, and Unitronix Corp., a software supplier.

    Each of the directors has been engaged in the principal occupation(s) described above during the past five years. There are no family relationships among any of the directors or executive officers of the Company.

EXECUTIVE OFFICERS

    The executive officers and other officers of Quarterdeck as of September 30, 1998 were as set forth below. Upon consummation of the tender offer, substantially all of such persons resigned or were terminated except, Mr. Greico, Mr. Navon, Ms. Kaplan-Smith, Mr. Tchamkertenian and Mr. Levinsohn. In addition, Mr. Howard A. Bain III and Mr. Derek Witte who are the Vice President, Worldwide Operations and CFO and the Vice President, General Counsel and Secretary of Symantec, respectively, have been appointed the President and Chief Executive Officer and the Secretary of Quarterdeck, respectively.

               NAME                      AGE                         POSITION
               ----                      ---                         --------
          King R. Lee................     58    Interim Chief Executive Officer
          Frank R. Greico............     40    Senior Vice President and Chief Financial Officer
          Gadi Navon.................     33    Vice President, General Counsel and Secretary
          John Strosahl..............     31    Vice President, International
          Suzanne Dickson............     37    Vice President, Marketing and Product Management
          Cheri Kaplan-Smith.........     33    Vice President, Sales, North America
          Larry J. Tchamkertenian....     30    Vice President, Operations
          Lori Gray..................     40    Vice President, Engineering
          Larry Levinsohn............     49    Vice President, Human Resources

BIOGRAPHIES

    Mr. Lee served as the Interim Chief Executive Officer and President of the Company from July 8, 1998 until November 23, 1998. Mr. Lee also served as a member of the Office of the President of the Company from August 27, 1996 until February 1997. Mr. Lee also served as Interim Chief Executive Officer of the Company from December 1994 until January 1995 and served as Interim Chief Operating Officer of the Company between July and December 1994. He was elected a director of the Company in July 1994. Mr. Lee served as the Chief Executive Officer of Wynd Communications Corporation, a two-way wireless messaging service provider, from October 1995 to January 1998, and has served as its Chairman since October 1995. Mr. Lee is President of King R. Lee & Associates, Inc., an executive management consulting firm, which provides consulting services to the Company. From 1987 to 1993, Mr. Lee was President and Chief Executive Officer of Xtree Company, a developer of computer systems software. He serves as a director of Nettech Systems, Inc., Outback Resource Group, Inc., Boss Entertainment, Dover Pacific, Inc. and Mobile Automation, Inc.

    Mr. Greico joined Quarterdeck in February 1996 and served as Senior Vice President and Chief Financial Officer through October 9, 1998. Mr. Greico is currently a consultant to the Company although he continues to serve as Chief Financial Officer. Prior to joining the Company, Mr. Greico was CFO and Vice President of Finance and Operations at Knowledge Adventure, Inc., an educational software publisher. Mr. Greico, a certified public accountant, has held several MIS and finance positions at W.R. Grace's distributor units, most notably as CFO and Vice President of Finance for its B&T Software distribution company (formerly Soft-Kat). He was also a Senior Accountant with Price Waterhouse in New York.

    Mr. Navon was promoted to his current position in July, 1998. Since joining Quarterdeck in September 1995, Mr. Navon has served as Corporate Counsel as well as Associate General Counsel. Before joining Quarterdeck, Mr. Navon practiced law with the law firm of Arter & Hadden.

    Mr. Strosahl was appointed to his current position in August 1997, after serving as the interim Vice President of Worldwide Sales for Quarterdeck since March 1997. Previously, he had served as Senior Director, Asia-Pacific/Latin America for Quarterdeck since March 1996. Prior to 1996, Mr. Strosahl worked with Datastorm Technologies as a director responsible for its international sales, marketing and business operations. Prior to joining Datastorm, he held various positions in operations at IBM. He received his BA from Illinois Wesleyan University and his master's degree from the University of Illinois.

    Ms. Dickson was appointed to her current position in July 1998. Ms. Dickson has over 15 years of experience in the PC utility business for both retail and corporate market segments. Prior to joining Quarterdeck, she held several product management and marketing management positions with Symantec. Previously, Ms. Dickson served as Director of Marketing for the XTree Company in San Luis Obispo.

    Ms. Kaplan-Smith joined Quarterdeck in February 1998 and was appointed to her current position in July 1998. Prior to joining Quarterdeck, she was Vice President of Channel Sales and Programs at Novonyx, a Netscape and Novell company. Before joining Novonyx, she lead the Channel Sales and Marketing organization for Cheyenne Software, a division of Computer Associates. Previously Ms. Kaplan-Smith was the Director of Technical Products for Merisel, where she worked in a variety of functions including product management, marketing and inventory management. She received her B.A. and B.S. degrees from Boston University, and her master's degree from Harvard.

    Mr. Tchamkertenian joined Quarterdeck in November 1996 and was appointed to his current position in July 1998. Prior to joining the company, he served as an Acquisition Integration Consultant for Quarterdeck. Previously, Mr. Tchamkertenian held positions as Director of Operations and Manager of Financial Planning and Analysis for Knowledge Adventure, Inc., a leading educational software publisher, and as Senior Financial Analyst for B & T Software, a former distribution division of W.R. Grace. He received his B.S. in Finance from California State University, Northridge.

    Ms. Gray joined Quarterdeck in February 1998 and was appointed to her current position in July 1998. Ms. Gray brings 15 years of experience managing the development of commercial software products for both the retail and corporate markets. Her experience includes defining product concepts, establishing product requirements, creating functional specifications, defining product architectures, and certifying final product releases. Over the years, she has developed a reputation for delivering quality products on schedule. Prior to joining Quarterdeck, Ms. Gray was at Enfish. Previously, she was with Sterling Software, where she served as a lead architect and project manager for several large corporate Information Processing products. She received her B.A. from California State University Northridge and a Computer Systems and Programming Degree from the Computer Learning Center.

    Mr. Levinsohn joined Quarterdeck in April 1998, bringing over 20 years of experience in human resources. Prior to joining Quarterdeck, he was the Vice President of Worldwide Human Resources at AST Computer, part of the turnaround team hired by Samsung. He was also Vice President of Human Resources for Murad Inc., a start up skin care company where he created the Human Resources Department from the ground up. Previously Mr. Levinsohn was Vice President of Human Resources at Packard Bell Electronics and Redken Laboratories.

    Mr. Bain has been a director of the Company since November 17, 1998 and Chief Executive Officer and President of the Company since November 23, 1998. Mr. Bain is Vice President, Worldwide Operations and Chief Financial Officer of Symantec Corporation. Mr. Bain joined Symantec in October 1991 as its Vice President, Finance.

    Mr. Witte has been a director of the Company since November 17, 1998 and Secretary of the Company since November 23, 1998. Mr. Witte is a director and President, Chief Financial Officer and Secretary of Oak Acquisition Corporation. Mr. Witte is Vice President, General Counsel and Secretary of Symantec Corporation. Mr. Witte joined Symantec in October 1990.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all of its officers and directors and greater than ten percent beneficial owners complied with all
Section 16(a) filing requirements applicable to them with respect to those transactions during the fiscal year ended September 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the annual and long-term compensation paid by the Company during the fiscal years ended September 30, 1998, 1997 and 1996 to (i) the persons who served as Chief Executive Officer or performed the functions thereof during fiscal year 1998,
(ii) the four most highly compensated executive officers as of the end of fiscal year 1998, whose total annual salary and bonus exceeded $100,000 and (iii) two additional individuals who would have been included among the four most highly compensated executive officers, but for the fact that neither individual was serving as an executive officer at the end of fiscal year 1998 (each, a "Named Officer").

                          SUMMARY COMPENSATION TABLE

                                                                                              Long-term
                                                      Annual Compensation                Compensation Awards
                                                      -------------------                -------------------
                                                                                   Securities
                                                                                   Underlying          All Other
                                                    Salary           Bonus        Options/SARs       Compensation
Name and Principal Position               Year        ($)             ($)             (#)                 ($)
---------------------------               ----      -------         -------      -------------       ------------
Curtis A. Hessler (1)                     1998     $380,770        $125,000          150,000            $24,040
   Former President and Chief             1997      297,692               0        1,350,000                  0
   Executive Officer

King R. Lee (2)                           1998      170,000               0          207,500                  0
   Former Interim Chief                   1997      101,250               0          122,500                  0
   Executive Officer and                  1996       58,500               0          100,000                  0
   President

Frank R. Greico (3)                       1998      189,909          32,500           75,000                  0
   Senior Vice President and              1997      187,589          61,250          106,250                  0
   Chief Financial Officer                1996      129,230          25,000           75,000                  0

Joseph Fusco (4)                          1998      169,507          20,000          150,000             45,000
   Former Senior Vice                     1997      145,802          43,531          150,000                  0
   President - Marketing and
   Product Management

Mark Epstein (5)                          1998      216,150          60,000                0             55,380
   Former Chief Technology                1997       38,769               0          700,000                  0
   Officer

John Strosahl (6)                         1998      188,461          19,026          180,000                  0
   Vice President-International           1997      138,221          72,320           51,575                  0
                                          1996       60,000          30,000                0                  0

-------------

(1) Mr. Hessler served as the President and Chief Executive Officer of the Company from February 1997 until July 6, 1998. Mr. Hessler received $24,040 in severance payments during fiscal year ended September 30, 1998.

(2) Mr. Lee served as Interim Chief Executive Officer and President from July 8, 1998 until November 23, 1998. From July until December 1994, Mr. Lee acted in the capacity of Chief Operating Officer and served as Interim Chief Executive Officer of the Company from December 1994 until January 1995. Mr. Lee was appointed as a member of the Office of President in August 1996 and resigned from such position upon the appointment of Mr. Hessler in February 1997. Mr. Lee is also a director of the Company and received compensation as a non-employee director. Mr. Lee's salary for fiscal 1996 includes $33,000 of consulting fees paid to King R. Lee & Associates and $25,000 of non-employee director fees, Mr. Lee's salary for fiscal 1997 includes $76,500 of consulting fees paid to King R. Lee & Associates and approximately $25,000 of non-employee director fees, and Mr. Lee's salary for fiscal 1998 includes $150,000 of consulting fees paid to King R. Lee & Associates and $20,000 of non-employee director fees. The options granted to Mr. Lee during fiscal 1997 include 90,000 options granted to Mr. Lee in connection with a like value exchange of options described in the Company's Proxy Statement dated January 5, 1998.

(3) Mr. Greico was an employee of the Company and an executive officer from February 1996 until October 9, 1998. Mr. Greico is currently a consultant to the Company although he continues to serve as Chief Financial Officer. The options granted to Mr. Greico during fiscal 1997 include 56,250 options granted to Mr. Greico in connection with a like value exchange of options pursuant to the program that the Company implemented in January 1997 allowing a "like-value exchange" of certain options previously awarded to employees (including the named executive officers, but excluding non-employee directors of the Company). Optionees were given the opportunity to exchange options previously awarded (the "Old Options") with an option price of more than $6.00 per share for a lesser amount of new options (the "New Options") which had a value equal to the Old Options, with an option price equal to the then current stock price $4.6875 per share. The New Options had the same vesting schedule (and expiration date) as the Old Options; provided, however, none of the New Options could be exercised until six months after the date of grant.

(4) Mr. Fusco was appointed as a Vice President in September 1996 and as Senior Vice President -- Marketing and Product Management on April 28, 1997. Mr. Fusco served in these positions until July 15, 1998 when his employment with the Company terminated. The options granted to Mr. Fusco during fiscal 1997 include 67,500 options granted to Mr. Fusco in connection with a like value exchange of options as described above. Mr. Fusco received $45,000 in severance payments during fiscal year ended September 30, 1998.

(5) Mr. Epstein served as Chief Technology Officer of the Company from July 1997 through July 15, 1998. He is no longer employed by the Company. Mr. Epstein received $55,380 in severance payments during fiscal year ended September 30, 1998.

(6) Mr. Strosahl was appointed as the Company's Vice President - International in August 1997. Prior to that, Mr. Strosahl served as Interim Vice President -- Worldwide Sales from March 1997 to August 1997, and as Senior Director -- Asia/Pacific and Latin America from March 1996 until March 1997. The bonus amount for Mr. Strosahl in fiscal 1997 includes reimbursement of relocation and relocation related expenses that he received from the Company in the amount of $38,722. The options granted to Mr. Strosahl during fiscal 1997 include 21,575 options granted to Mr. Strosahl in connection with a like value exchange of options as described above.

    The following two tables set forth information concerning stock options granted to, exercised by and held by the Named Officers in fiscal year 1998. No SARs were granted by the Company or exercised by the Named Officers in fiscal year 1998.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                    Potential Realizable Value
                                                                                    at Assumed Annual Rates of
                                                                                   Stock Price Appreciation for
                          Individual Grants                                                Option Term
                       -----------------------                                      -------------------------
                      Number of
                      Securities    % of Total
                      Underlying   Options/SARs
                     Options/SARs   Granted to     Exercise or
                       Granted     Employees in    Base Price     Expiration
Name                      (#)       FISCAL YEAR      ($/SH)          DATE          5% ($)         10% ($)
----                 ------------  -----------     -----------   ------------   -----------    -----------
Curtis A. Hessler      150,000          3.6%         $1.8125      12/08/2007    $171,281.25    $432,281.25
King R. Lee              7,500          .18           2.1250        02/05/01     10,040.625     25,340.625
                       200,000          4.8           0.2810        09/01/08      35,406.00      89,358.00
Frank R. Greico         75,000          1.8           2.3438        11/10/07     110,744.55     279,498.15
Joseph Fusco           150,000          3.6           2.3438        11/07/07     221,489.10     558,996.30
Mark Epstein              -              -              -              -             -              -
John Strosahl           30,000          .72           2.3438        11/07/07      44,297.82     111,799.26
                       150,000          3.6            .2810        09/01/08      26,554.50      67,018.50

-------------

(1) Except as noted below, the options granted to the executive officers listed above vest in the following manner: one fourth of the options vest on the first anniversary of the date of grant and 1/48 of the total number of options vest thereafter on a monthly basis. The 200,000 options granted to Mr. Lee vested immediately upon grant and the 150,000 options granted to Mr. Strosahl vest one-third after three months, one-sixth after six months and the remaining one-half vest thereafter in equal monthly installments over a six-month period. The employment agreements of certain individuals also provide for accelerated vesting under certain circumstances generally related to achievement of certain targets or certain changes-of-control. See "Executive Compensation -- Employment Agreements." Options generally remain exercisable for ten years from the date of grant except for 7,500 options granted to King Lee as a non-employee director which remain exercisable for five years from the date of grant. All options were granted at a price equal to the fair market value on the date of grant.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

                                                                Number of Securities
                                                               Underlying Unexercised      Value of Unexercised In-the-
                                                                   Options/SARs at             Money Options/SARs at
                       Shares Acquired    Value Realized         Fiscal Year-End (#)            Fiscal Year-End ($)
Name                   on Exercise (#)          ($)           Exercisable/Unexercisable      Exercisable/Unexercisable
----                   ---------------    --------------      -------------------------      -------------------------
Curtis A. Hessler             0                 0               590,625       909,375             $0           $0
King R. Lee                   0                 0               343,750        43,750           68,800          0
Frank R. Greico               0                 0                55,208           0                0            0
Joseph Fusco                  0                 0                53,596           0                0            0
Mark Epstein                  0                 0               300,000           0                0            0
John Strosahl                 0                 0                22,985       208,590              0         51,600


INFORMATION CONCERNING THE BOARD; DIRECTOR COMPENSATION

    The Company's Board of Directors has a standing Audit Committee and Compensation Committee.

    The Audit Committee, currently comprised of Messrs. LaHaye and Morgan (Mr. Lane resigned on November 17, 1998), advises and assists the Board of Directors in evaluating the performance of the Company's auditors, including the scope and adequacy of the auditors' examinations. During fiscal year 1998, the Audit Committee held two meetings.

    The Compensation Committee, currently comprised of Mr. LaHaye (Mr. Lane resigned on November 17, 1998), oversees the Company's overall executive compensation program, reviews the Company's employee benefit plans and administers the Company's stock option plans. The Compensation Committee met six times during the last fiscal year.

    The Company's Board of Directors selects nominees for election as directors. The Company does not have a standing nominating committee. Stockholder nominations for election as directors may be voted on at an annual meeting only if such nominations are made pursuant to written notice timely given to the Secretary of the Company accompanied by certain information specified in the Company's bylaws. To be timely, a stockholder's written notice must be delivered to or mailed and received at the principal executive offices of the Company not less than 60 days nor more than 90 days prior to the meeting; provided, however, that, in the event that less than 60 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, a stockholder's notice will be timely if received not later than the tenth day following the day on which such notice of the date of the meeting is mailed or such public disclosure is made. Such stockholder's notice must set forth with respect to each director nominee all of the information relating to such person that is required to be disclosed in solicitations for elections of directors under the rules of the Securities and Exchange Commission and such stockholder's name and address, as they appear on the Company's books, and the number of shares of Common Stock owned by the stockholder giving the notice.

    The Board of Directors held 24 meetings during the fiscal year ended September 30, 1998. All directors then in office attended at least 75% of the meetings of the Board of Directors, and all members of the committees of the Board of Directors attended at least 75% of the meetings of those committees, in each case, after the election of such individuals to the Board of Directors or to such committee.

DIRECTORS' COMPENSATION

    Non-employee directors receive $6,000 ($12,000 in the case of the Chairman of the Board) annually, payable quarterly, as compensation for serving on the Board of Directors, plus $1,500 per meeting for Board or Committee meetings attended ($500 for telephonic meetings). Non-employee directors are reimbursed for their reasonable expenses incurred in attending meetings. Non-employee directors also participate in the 1990 Directors Stock Option Plan which provides for automatic grants of options to non-employee directors. Under the 1990 Directors Stock Option Plan, each non-employee director is granted an option to purchase 30,000 shares of the Company's Common Stock three business days following his or her first election as a director (the "initial grant"). Thereafter, each non-employee director who has been re-elected or who is continuing as a member of the Board of Directors is granted an option to purchase 7,500 shares of the Company's Common Stock on the date of the Company's annual meeting of stockholders (an "annual grant"). Options are granted at 100% of the fair market value of the Company's Common Stock on the grant date and have a term of five years. Initial grants vest immediately as to one-third of the shares and vest an additional one-third of the shares on each of the first and second anniversaries of the grant date. Annual grants vest in full on the first anniversary of the grant date. The Board of Directors or the Compensation Committee may also make discretionary option grants to non-employee directors. During fiscal 1998, the Board of Directors made discretionary grants of 670,000 options, in the aggregate, to the non-employee directors.

     On August 27, 1996, when King R. Lee, the Interim President and a director of the Company, assumed the duties as a member of the Office of the President, Mr. Lee entered into a consulting agreement (the "Prior Consulting Agreement") with the Company. Under the terms of the Prior Consulting Agreement, as amended, King R. Lee & Associates, Inc., of which Mr. Lee is President and sole stockholder, was paid $1,500 per full day plus expenses in exchange for Mr. Lee's consulting services to the Company. The Company paid to King R. Lee & Associates, Inc. $33,000 during fiscal year 1996 and a total of $76,500 during fiscal year 1997 pursuant to the Prior Consulting Agreement. Mr. Lee provided consulting services to the Company under the Prior Consulting Agreement through February 1997. In addition, the Company entered into a new consulting agreement (the "New Consulting Agreement") with Mr. Lee on July 8, 1998 when Mr. Lee assumed the duties of Interim President of the Company. Pursuant to the New Consulting Agreement, King R. Lee & Associates, Inc. was paid $2,500 per full day, plus expenses and medical benefits, in exchange for consulting services rendered by Mr. Lee to the Company. During fiscal year 1998, the Company paid $150,000 to King R. Lee & Associates, Inc. and granted 200,000 options to Mr. Lee, all of which were fully vested on the grant date. The New Consulting Agreement provided for severance in the amount of $162,500 in the event that Mr. Lee's consulting services to the Company are terminated. Mr. Lee's consulting services were terminated on November 23, 1998.

EMPLOYMENT AGREEMENTS

     The Company's former Chief Executive Officer, Curtis A. Hessler, was employed pursuant to a four-year employment agreement dated as of January 13, 1997. Pursuant to that agreement, Mr. Hessler was entitled to receive a base salary of $450,000 per year and an annual target bonus of $250,000 based upon achievement of objectives established by the Board of Directors or the Compensation Committee. In addition, Mr. Hessler was granted options to purchase 1,350,000 shares of Common Stock. The employment agreement also provided for accelerated vesting of Mr. Hessler's options upon the occurrence of certain "change in control" transactions or if certain stock price levels were reached. Pursuant to the terms of an agreement entered into with Mr. Hessler upon his resignation in July 1998, Mr. Hessler is entitled to receive severance payments in an aggregate amount equal to $173,089, payable over 18 months.

     As described above, King R. Lee received compensation from the Company pursuant to the terms of the New Consulting Agreement.

     The terms of Mr. Greico's offer letter provided that, as a result of the termination of his employment, he is entitled to receive an amount equal to six months' salary plus six months' targeted bonus and accelerated vesting of 50% of his unvested options. On October 9, 1998, Mr. Greico ceased to be an employee of the Company and the $33,000 balance of the advance, then outstanding, was forgiven by the Company as part of Mr. Greico's severance package. In November 1996, Mr. Greico, the Company's Chief Financial Officer, received an advance on the bonus portion of his compensation in the amount of approximately $74,000, which advance was made pursuant to the terms of Mr. Greico's employment offer letter. In connection with Mr. Greico's agreement to serve as the Company's Chief Financial Officer throughout the pre-Merger period, Mr. Greico will be paid a retention bonus in the amount of $37,500.

     The Company entered into a two-year employment agreement with Joseph Fusco, its former Senior Vice President -- Marketing and Product Management, dated as of September 16, 1996. Pursuant to that agreement, Mr. Fusco was entitled to receive a base salary of $135,000 per year and an annual target bonus of $67,500 determined in accordance with the terms of a management performance bonus plan of the Company and contingent upon attainment of objectives mutually agreed upon by Mr. Fusco and the Chief Executive Officer of the Company. In addition, Mr. Fusco was granted options to purchase 75,000 shares of Common Stock pursuant to the terms of the employment agreement. Mr. Fusco is entitled to receive $92,500 in severance as a result of the termination of his employment, payable over six months.

     Mr. Epstein, the Company's former Senior Vice President and Chief Technology Officer, was employed pursuant to an offer letter dated July 11, 1997. Mr. Epstein's offer letter provided for a base salary of $240,000 and an annual target bonus of $120,000 determined in accordance with the terms of a management performance bonus plan of the Company and contingent upon attainment of objectives mutually agreed upon by Mr. Epstein and the Chief Executive Officer of the Company. In addition, Mr. Epstein was granted options to purchase 700,000 shares of Common Stock pursuant to the terms of the employment offer letter. Mr. Epstein is entitled to received $240,000 in severance as a result of the termination of his employment, payable over twelve months.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of November 30, 1998 for (i) each person known to the Company to be the beneficial owner of more than 5% percent of the outstanding Common Stock, (ii) each director of the Company, (iii) the Named Officers, and (iv) all current directors and executive officers of the Company as a group. Except for Oak Acquisition Corporation, Mr. Eubanks, Mr. Bain, Mr. Witte and Mr. Salem whose address is 10201 Torre Avenue, Cupertino, California 95014, the address of each such person is that of the Company, 13160 Mindanao Way, Marina del Rey, California 90292.

                                                              Number of         Percent of
                                                              Shares of         Shares of
Name                                                          Common Stock      Common Stock(1)
----                                                          ------------      ---------------
Oak Acquisition Corporation(2).............................   58,227,311        65%
10201 Torre Avenue
Cupertino, California 95014
Howard A. Bain III.........................................            -         -
Frank R. Greico(7).........................................       55,208         *
Gordon Eubanks, Jr.........................................            -         -
Derek Witte................................................            -         -
Enrique T. Salem...........................................            -         -
Frank W.T. LaHaye(3).......................................      262,500         *
Howard Morgan(4)...........................................       86,500         *
King R. Lee(5).............................................      387,500         *
Curtis A. Hessler(6).......................................    1,500,000         1.6%
Joseph Fusco...............................................            -         -
Mark Epstein...............................................            -         -
John Strosahl(8)...........................................      231,575         *
All directors and executive
  officers as a group (12
  persons)(9)..............................................    2,523,283         2.7%

--------------
  *  Less than one percent

(1) Percent Ownership is based on 89,760,799 shares of Common Stock outstanding as of November 30, 1998. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Following the commencement of the tender offer by Symantec, on November 4, 1998, all outstanding options became fully vested and as a result, all shares subject to options are currently exercisable and are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Oak Acquisition Corporation is a wholly owned subsidiary of Symantec Corporation. Accordingly, Symantec Corporation is deemed to beneficially own the shares of Common Stock owned by Oak Acquisition Corporation.

(3) Includes 262,500 shares that may be purchased by Mr. LaHaye upon the exercise of options that are currently exercisable.

(4) Includes 62,500 shares that may be purchased by Dr. Morgan upon the exercise of options that are currently exercisable, and includes 24,000 shares of Common Stock held in trust for Dr. Morgan's children with respect to which Dr. Morgan disclaims beneficial ownership.

(5) Includes 387,500 shares that may be purchased by Mr. Lee upon the exercise of options that are currently exercisable.

(6) Includes 1,500,000 shares that may be purchased by Mr. Hessler upon the exercise of options that are currently exercisable.

(7) Includes 55,208 shares that may be purchased by Mr. Greico upon the exercise of options that are currently exercisable.

(8) Includes 231,575 shares which may be purchased by Mr. Strosahl upon the exercise of options that are currently exercisable.

(9) Includes 2,523,283 shares which may be purchased upon the exercise of options granted to the directors and executive officers as a group, which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See Item 11 Directors' Compensation and Item 11 Employment Agreements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

    1.  Consolidated Financial Statements

        Consolidated Balance Sheets at September 30, 1998 and 1997

        Consolidated Statements of Operations for fiscal years ended September 30, 1998, 1997 and 1996

        Consolidated Statements of Stockholders' Equity (Deficit) for fiscal years ended September 30, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows for fiscal years ended September 30, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements

     2. Consolidated Financial Statement Schedule

        Schedule II -- Valuation and Qualifying Accounts

     All other schedules are omitted because they are not required, or are not applicable, or because the required information is included in Item 8.

    3. EXHIBITS

          Exhibit
          Number
         ---------
          3.1(2)    Certificate of Incorporation of the Company.
          3.2(11)   Certificate of Amendment of Certificate of Incorporation of
                    the Company.
          3.3(10)   Certificate of Designations of Series B Convertible
                    Preferred Stock.
          3.4(11)   Amended Designations of Series A Junior Participating
                    Preferred Stock of the Company.
          3.5(15)   Certificate of Designations of Series C Convertible
                    Preferred Stock.
          3.6(6)    Amended and Restated Bylaws of the Company.
          3.7(1)    Amended Designations of Series A Junior Participating
                    Preferred Stock of the Company dated September 1, 1998.
          4.1(4)    Rights Agreement, dated as of August 11, 1992, between
                    Registrant and Bank of America NT & SA (the "Rights
                    Agreement").

          Exhibit
          Number
         ---------

          4.2(10)   Form of Amendment to the Rights Agreement dated November 7,
                    1996.
          4.3(15)   Form of Amendment to the Rights Agreement dated September
                    30, 1997.
          4.4(8)    Note Agreement between the Company and The Northwestern
                    Mutual Life Insurance Company dated as of March 1, 1996.
          4.5(17)   Form of Second Amendment to the Rights Agreement dated
                    October 15,1998.
        *10.1(2)    Amended and Restated 1990 Stock Plan, as amended to date.
        *10.2(3)    Form of Option Agreement utilized with 1990 Stock Plan.
        *10.3(5)    Amended and Restated 1990 Directors Stock Option Plan and
                    Form of Option Agreement.
        *10.4(9)    1996 Acquisition Stock Incentive Plan.
        *10.5(11)   Consulting Agreement between the Company, King R. Lee &
                    Associates, Inc., and King R. Lee, dated as of August 27,
                    1996.
        *10.6(2)    Form of Indemnification Agreement between the Company and
                    certain of its officers and directors.
        *10.11(12)  Employment Agreement between the Company and Curt Hessler, dated as of January 13, 1997.
        *10.14(14)  Employment Agreement between the Company and Tom Mackey, dated as of June 20, 1997.
         10.15(7)   Lease between the Company and Marina Business Center, dated as of July 17, 1995, with respect to headquarters property.
         10.16(7)   Lease between Landmark Research International Corporation, a subsidiary of the Company, and Chase Federal Bank, dated as of March 15, 1995, with respect to property used by
                    Quarterdeck Select.
         10.15(2)   Domestic (U.S.) Distribution License Agreement between the
                    Company and Merisel, Inc., dated as of April 4, 1991.
         10.17(2)   Domestic (U.S.) Distribution License Agreement between the
                    Company and Ingram Micro, Inc., dated as of May 16, 1991.
         10.18(13)  Loan and Security Agreement between the Company and Greyrock
                    Business Credit, a division of NationsCredit Commercial
                    Corporation, dated as of April 1, 1997.
         10.19(14)  Asset Purchase Agreement between TOC Holding Company formerly known as TuneUp.Com, Inc. and the Company, dated as of May 14, 1997.
         10.20(17)  Agreement and Plan of Merger by and among Symantec
                    Corporation, Oak Acquisition Corporation and the Company,
                    dated October 15, 1998.
         10.21(17)  License Agreement by and between Symantec Corporation and the Company dated October 15, 1998.
         10.22(18)  Form of Conversion and Redemption Agreement and Release
                    dated October 9, 1998 between the Company and the holders of the Company's Series C Convertible Preferred Stock and/or
                    warrants to purchase shares of Series C Convertible
                    Preferred Stock.
         21.1(16)   Subsidiaries of the Company.
         23.1(1)    Consent of KPMG Peat Marwick LLP, independent certified
                    public accountants.
         27.1(1)    Financial Data Schedule

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

(11) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, and incorporated herein by reference.

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

(16) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1997, and incorporated herein by reference.

(17) Filed as an exhibit to the Company's Current Report on Form 8-K dated October 19, 1998, and incorporated herein by reference.

(18) Filed as an exhibit to the Company's Current Report on Form 8-K dated October 20, 1998, and incorporated herein by reference.

 (b) Reports on Form 8-K

     A Form 8-K with respect to Symantec Corporation's tender offer for the Company's common stock and proposed Merger was filed with the Securities and Exchange Commission on October 19, 1998.

     A Form 8-K with respect to the amendment of the Company's agreement with the holder's of Series C Convertible Preferred Stock was filed with the Securities and Exchange Commission on October 20, 1998.

     A Form 8-K with respect to the completion of Symantec's tender offer of the Company's common stock was filed with the Securities and Exchange Commission on November 17, 1998.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                       Page
                                                                                                                       ----
Independent Auditors' Report.........................................................................................   31
Consolidated Balance Sheets at September 30, 1998 and 1997...........................................................   32
Consolidated Statements of Operations for fiscal years ended September 30, 1998, 1997 and 1996.......................   33
Consolidated Statements of Stockholders' Equity (Deficit) for fiscal years ended September 30, 1998, 1997 and 1996...   34
Consolidated Statements of Cash Flows for fiscal years ended September 30, 1998, 1997 and 1996.......................   37
Notes to Consolidated Financial Statements...........................................................................   32

                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Schedule II-- Valuation and Qualifying Accounts......................................................................   56

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Quarterdeck Corporation:

     We have audited the consolidated financial statements of Quarterdeck Corporation and subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended September 30, 1998. In connection with our audits of the consolidated financial statements, we have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quarterdeck Corporation and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses from operations, a reduction in working capital and has a net stockholders' deficit. These factors coupled with the uncertainty of the impact of the change in control of the Company and its impact on future operations and current products as discussed in Note 18 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG Peat Marwick LLP

Los Angeles, California November 13, 1998, except for the second and fourth paragraphs of note 18, which are as of November 17, 1998 and December 8, 1998, respectively

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)


                                    ASSETS

                                                                        September 30,
                                                                    --------------------
                                                                      1998        1997
                                                                    ---------  ---------
Current assets:
  Cash and cash equivalents.....................................    $   8,411  $  23,651
  Trade accounts receivable.....................................        2,990      7,028
  Inventories...................................................          968      1,177
  Other current assets..........................................        2,022      4,655
                                                                    ---------  ---------
          Total current assets..................................       14,391     36,511
Equipment and leasehold improvements, net.......................        3,640     14,153
Capitalized software costs, net.................................          641      1,790
Other assets....................................................          853      3,427
                                                                    ---------  ---------
                                                                    $  19,525  $  55,881
                                                                    =========  =========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..............................................    $   2,040  $   3,792
  Accrued liabilities...........................................        7,623     14,196
  Accrued acquisition, restructuring and other charges..........        2,434      5,385
  Income tax payable............................................          309        627
  Notes payable to banks........................................           --      5,579
  Current portion of long-term obligations......................           30         15
                                                                    ---------  ---------
          Total current liabilities.............................       12,436     29,594
Convertible notes...............................................       25,000     25,000
Other long-term obligations, less current portion...............           22        114
                                                                    ---------  ---------
          Total liabilities.....................................       37,458     54,708
Liquidity and subsequent events
Litigation and commitments
Stockholders' equity (deficit):
  Series B Preferred stock (Par value $100, authorized:
   2,000,000 shares; issued and outstanding: 0 and 0 shares,
   respectively, liquidation preference $0).....................           --         --
  Series C Preferred stock (Par value $1,000, authorized:
   29,000 shares; issued and  outstanding:  4,615  and  26,025 shares, respectively, liquidation preference: $4,615 and
   $26,025 respectively)........................................        4,371     24,594
  Common stock (Par value $0.001, authorized:  100,000,000
   shares; issued and outstanding: 66,653,000 and 43,339,000
   shares, respectively)........................................           67         43
  Additional paid-in capital....................................      100,176     75,630
  Accumulated deficit...........................................     (121,329)   (98,164)
  Foreign currency translation adjustment.......................         (389)      (281)
  Notes receivable from directors for sale of stock.............          (18)       (18)
  Net unrealized loss on marketable securities..................         (252)       (72)
  Treasury stock, at cost.......................................         (559)      (559)
                                                                    ---------  ---------
          Total stockholders' equity (deficit)..................      (17,933)     1,173
                                                                    ---------  ---------
                                                                    $  19,525  $  55,881
                                                                    =========  =========

         See accompanying notes to consolidated financial statements.

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                       Year Ended September 30,
                                                ------------------------------------
                                                    1998         1997         1996
                                                -----------  -----------    --------
Net revenues.................................   $  50,861      $ 83,787     $133,100
Cost of revenues.............................      14,587        21,271       49,600
                                                ---------      --------     --------
  Gross profit...............................      36,274        62,516       83,500
Operating expenses:
  Research and development...................      16,640        16,419       21,314
  Sales and marketing........................      30,566        29,305       66,355
  General and administrative.................       9,923        17,227       32,128
  Acquisition, restructuring and other
    charges..................................       2,583        11,713       37,789
  Litigation settlement......................          --         1,905           --
                                                ---------      --------     --------
  Total operating expenses...................      59,712        76,569      157,586
                                                ---------      --------     --------
Operating loss...............................     (23,438)      (14,053)     (74,086)
Other income (expense), net..................       1,264        (2,143)          38
Interest expense, net........................        (952)       (2,072)        (105)
                                                ---------      --------     --------
Loss before income taxes.....................     (23,126)      (18,268)     (74,153)
Provision for income taxes...................          39           130          806
                                                ---------      --------     --------
Net loss.....................................   $ (23,165)     $(18,398)    $(74,959)
                                                =========      ========     ========
Net loss per share:
  Basic......................................   $   (0.45)     $ (0 .43)    $  (2.15)
                                                =========      ========     ========
  Diluted....................................   $   (0.45)     $ (0 .43)    $  (2.15)
                                                =========      ========     ========
Shares used to compute net loss per share:
  Basic......................................      51,609        43,168       34,894
                                                =========      ========     ========
  Diluted....................................      51,609        43,168       34,894
                                                =========      ========     ========

          See accompanying notes to consolidated financial statements

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                                             Series B                Series C
                                          Preferred Stock         Preferred Stock          Common Stock                  Additional
                                     ----------------------- ----------------------- -----------------------  Treasury     Paid-in
                                       Shares      Amount      Shares      Amount      Shares       Amount      Stock      Capital
                                     ----------  ----------  ----------  ----------  ----------   ---------- ----------  ----------
Balance, September 30, 1995........       --       $    --       --         $ --       34,673        $ 35       $(559)     $39,873
Adjustment for Datastorm and
 Inset poolings of interest........       --            --       --           --           35          --          --          385
Adjustment for Vertisoft
pooling of interest................       --            --       --           --           --          --          --           40
Adjustment for Future Labs
 pooling of interest...............       --            --       --           --          664           1          --        1,987
Duplicate earnings elimination
 for Datastorm pooling.............       --            --       --           --           --          --          --           --
Purchase of Limbex.................       --            --       --           --        1,310           1          --       14,370
Stock issuance for purchase
 of InterLink......................       --            --       --           --          205          --          --        3,000
Stock issuance for purchase
 of assets from Pinnacle...........       --            --       --           --          198          --          --        1,800
Net loss...........................       --            --       --           --           --          --          --           --
Undistributed earnings of
  subchapter- S- subsidiaries......       --            --       --           --           --          --          --        8,967
Distribution to shareholders.......       --            --       --           --           --          --          --       (7,307)
Net increase in unrealized gain....       --            --       --           --           --          --          --           --
Common stock options exercised.....       --            --       --           --          581           1          --        2,979
Foreign currency translation
 adjustment........................       --            --       --           --           --          --          --           --
Issuance of convertible
  preferred........................      200        20,000       --           --           --          --          --           --
Cost of preferred stock
  issuance.........................       --            --       --           --           --          --          --       (1,275)
                                         ---       -------       --         ----       ------        ----       -----      -------
Balance, September 30, 1996........      200       $20,000       --         $ --       37,666        $ 38       $(559)     $64,819
                                         ===       =======       ==         ====       ======        ====       =====      =======

                                                       Notes        Net
                                                    Receivable  Unrealized
                                                       from     Gain/(Loss)   Retained
                                          Foreign    Directors      on        Earnings         Total
                                         Currency    for Sales  Marketable   (Accumulated   Stockholders'
                                        Translation  of Stock   Securities    deficit)    Equity (Deficit)
                                       ------------  ---------  ----------   ------------ ----------------
Balance, September 30, 1995........         $(563)     $ (70)      $ 195      $   5,359    $  44,270
Adjustment for Datastorm and
 Inset poolings of interest........            23         --          --             --          408
Adjustment for Vertisoft
pooling of interest................            --         --          --            999        1,039
Adjustment for Future Labs
 pooling of interest...............            --         --          --         (1,481)         507
Duplicate earnings elimination
 for Datastorm pooling.............            --         --          --           (717)        (717)
Purchase of Limbex.................            --         --          --             --       14,371
Stock issuance for purchase
 of InterLink......................            --         --          --             --        3,000
Stock issuance for purchase
 of assets from Pinnacle...........            --         --          --             --        1,800
Net loss...........................            --         --          --        (74,959)     (74,959)
Undistributed earnings of
  subchapter- S- subsidiaries......            --         --          --         (8,967)          --
Distribution to shareholders.......            --         --          --             --       (7,307)
Net increase in unrealized gain....            --         --         184             --          184
Common stock options exercised.....            --         52          --             --        3,032
Foreign currency translation
 adjustment........................            72         --          --             --           72
Issuance of convertible
  preferred........................            --         --          --             --       20,000
Cost of preferred stock
  issuance.........................            --         --          --             --       (1,275)
                                            -----      -----       -----      ---------    ---------
Balance, September 30, 1996........         $(468)     $ (18)      $ 379      $ (79,766)   $   4,425
                                            =====      =====       =====      =========    =========

         See accompanying notes to consolidated financial statements.

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

                                (in thousands)

                                             Series B                Series C
                                          Preferred Stock         Preferred Stock          Common Stock                  Additional
                                     ----------------------- ----------------------- -----------------------  Treasury     Paid-in
                                       Shares      Amount      Shares      Amount      Shares       Amount      Stock      Capital
                                     ----------  ----------  ----------  ----------  ----------   ---------- ----------  ----------
Balance, September 30, 1996........      200      $  20,000       --       $    --     37,666         $ 38    $ (559)     $ 64,819
Common stock options exercised.....       --             --       --            --        334           --        --           689
Net loss...........................       --             --       --            --         --           --        --            --
Other..............................       --             --       --            --         --           --        --            31
Net decrease in unrealized gain....       --             --       --            --         --           --        --            --
Stock issuance for purchase of
  Limbex...........................       --             --       --            --      1,372            1        --            (1)
Amortization of warrants issued....       --             --       --            --         --           --        --            96
Stock issuance for purchase of
  InterLink........................       --             --       --            --        205           --        --            --
Conversion of Series B preferred
  stock............................     (100)       (10,000)      --            --      3,762            4        --         9,996
Issuance of convertible preferred
  stock, net.......................       --             --       26        24,594         --           --        --            --
Repurchase of convertible preferred
  stock............................     (100)       (10,000)      --            --         --           --        --            --
Foreign currency translation
adjustment.........................       --             --       --            --         --           --        --            --
                                         ---      ---------       --       -------     ------         ----     -----       -------
Balance, September 30, 1997........        0      $       0       26       $24,594     43,339         $ 43     $(559)      $75,630
                                         ===      =========       ==       =======     ======         ====     =====       =======
                                                       Notes        Net
                                                    Receivable  Unrealized
                                                       from     Gain/(Loss)   Retained
                                          Foreign    Directors      on        Earnings         Total
                                         Currency    for Sales  Marketable   (Accumulated   Stockholders'
                                        Translation  of Stock   Securities    deficit)    Equity (Deficit)
                                       ------------  ---------  ----------   ------------ ----------------
Balance, September 30, 1996........        $ (468)      $ (18)      $ 379     $ (79,766)    $   4,425
Common stock options exercised.....            --          --          --            --           689
Net loss...........................            --          --          --       (18,398)      (18,398)
Other..............................            --          --          --            --            31
Net decrease in unrealized gain....            --          --        (451)           --          (451)
Stock issuance for purchase of
  Limbex...........................            --          --          --            --            --
Amortization of warrants issued....            --          --          --            --            96
Stock issuance for purchase of
  InterLink........................            --          --          --            --            --
Conversion of Series B preferred
  stock............................            --          --          --            --            --
Issuance of convertible preferred
  stock, net.......................            --          --          --            --        24,594
Repurchase of convertible preferred
  stock............................            --          --          --            --       (10,000)
Foreign currency translation
adjustment.........................           187          --          --            --           187
                                           ------       -----       -----     ---------     ---------
Balance, September 30, 1997........        $ (281)      $ (18)      $ (72)    $ (98,164)    $   1,173
                                           ======       =====       =====     =========     =========

         See accompanying notes to consolidated financial statements.

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

                                (in thousands)

                                            Series C
                                        Preferred Stock             Common Stock                  Additional    Foreign
                                        ---------------         --------------------   Treasury     Paid In    Currency
                                       Shares      Amount         Shares     Amount     Stock       Capital   Translation
                                       ------     --------      ---------   --------   --------   ----------  -----------
Balance, September 30, 1997.......      26        $ 24,594       43,339      $  43     $  (559)    $ 75,630     $    (281)
Common stock options
  exercised.......................      --              --           41         --          --           44            --
Net loss..........................      --              --           --         --          --           --            --
Net decrease in unrealized
  gain............................      --              --           --         --          --           --            --
Issuance of convertible
  preferred stock, net............       5           4,303           --         --          --           --            --
Conversion of Series C preferred
  stock...........................     (26)        (24,526)      23,273         24          --       24,502            --
Foreign currency translation
  adjustment......................      --              --           --         --          --           --          (108)
                                      ----        --------       ------      -----     -------     --------     ---------
Balance, September 30, 1998.......       5        $  4,371       66,653      $  67     $  (559)    $100,176     $    (389)
                                      ====        ========       ======      =====     =======     ========     =========
                                             Notes          Net
                                          Receivable     Unrealized
                                             from       Gain/(Loss)       Retained
                                           Directors         on           Earnings          Total
                                           for Sales      Marketable    (Accumulated     Stockholders'
                                            of Stock      Securities       Deficit)     Equity (Deficit)
                                          ----------   --------------  --------------  -----------------
Balance, September 30, 1997.......          $   (18)     $    (72)      $    (98,164)    $     1,173
Common stock options
  exercised.......................               --            --                 --              44
Net loss..........................               --            --            (23,165)        (23,165)
Net decrease in unrealized
  gain............................               --          (180)                --            (180)
Issuance of convertible
  preferred stock, net............               --            --                 --           4,303
Conversion of Series C preferred
  stock...........................               --            --                 --              --
Foreign currency translation
  adjustment......................               --            --                 --            (108)
                                            -------      --------       ------------     -----------
Balance, September 30, 1998.......          $   (18)     $   (252)      $   (121,329)    $   (17,933)
                                            =======      ========       ============     ===========

          See accompanying notes to consolidated financial statements

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        Increase (Decrease) in Cash and Cash Equivalents (in thousands)

                                                                     Year ended September 30,
                                                              ------------------------------------
                                                                 1998          1997        1996
                                                              -----------  -----------  ----------
Cash flows from operating activities:
  Net loss.................................................     $(23,165)    $(18,398)    $(74,959)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
    Depreciation and amortization of equipment and
      leasehold improvements...............................        3,873        4,900        6,063
    Amortization of capitalized software costs and other
      intangibles..........................................        1,209        1,670        3,770
    Write-off of property and equipment....................           --        6,474        1,409
    Write-off of capitalized software costs and other
     intangibles...........................................        2,301           77        4,860
    Loss on marketable securities..........................           --        1,666           --
    Gain on sales of fixed assets..........................       (1,258)          --           --
    Elimination of duplicate net income from acquired
     entities..............................................           --           --         (717)
    Write-off of in-process research and development.......           --          268       14,993
Changes in assets and liabilities:
    Trade accounts receivable..............................        4,038        2,237        4,591
    Refundable income taxes................................          442           --           --
    Deferred income taxes..................................           --           --        3,072
    Inventories............................................          208          974          130
    Other current assets...................................        2,012         (511)      (3,420)
    Other assets...........................................          313        4,424       (4,092)
    Accounts payable.......................................       (1,752)      (6,893)      (6,171)
    Accrued liabilities....................................       (6,573)      (3,036)          68
    Income taxes payable...................................         (318)         627           --
    Accrued acquisition, restructuring and other charges...       (2,951)      (5,555)         558
    Foreign currency translation adjustment................         (108)         187           95
                                                                ---------    --------     --------
         Net cash used in operating activities.............      (21,729)     (10,889)     (49,750)
                                                                ---------    --------     --------
Cash flows from investing activities:
    Proceeds from sales and maturities of short-term
     investments...........................................           --           --       34,285
    Capital expenditures...................................       (1,845)      (4,275)     (19,669)
    Sale of marketable security............................           --          589           --
    Capitalized software costs.............................           --           --       (4,504)
    Proceeds from sale of building.........................        7,700           --           --
    Proceeds from divestitures.............................        1,575           --           --
    Advances from affiliates...............................           --           --           52
    Opening cash balance of previously unconsolidated
     subsidiary............................................           --           --        5,054
    Proceeds from sale of other assets.....................          368           --           --
    Acquisition costs, net of cash acquired................           --           --        6,493
                                                                --------     --------     --------
         Net cash provided by (used in) investing
          activities.......................................        7,798       (3,686)      21,711
                                                                --------     --------     --------
Cash flows from financing activities:
    Net proceeds from issuance of preferred stock,
     Series C..............................................        2,782       24,594           --
    Net proceeds from issuance of preferred stock,
     Series B..............................................           --           --       20,000
    Repurchase of preferred stock, series B................           --      (10,000)          --
    Net proceeds from issuance of common stock.............           44          689        3,529
    Principal debt repayments..............................       (5,579)      (4,280)          --
    Proceeds from issuance of long-term convertible notes..           --           --       25,000
    Proceeds from issuance of bank debt....................                     1,579        8,280
    Net proceeds (payments) under long-term obligations....          (77)          90         (200)
    Notes payable to related parties.......................           --           --       (1,093)
    Net proceeds from the exercise of warrants.............        1,521           --           --
    Distributions to stockholders..........................           --           --       (7,307)
                                                                --------     --------     --------
         Net cash provided by (used in) financing
          activities.......................................       (1,309)      12,672       48,209
                                                                ---------    --------     --------
         Net increase (decrease) in cash and cash
          equivalents......................................      (15,240)      (1,903)      20,170
Cash and cash equivalents at beginning of period...........       23,651       25,554        5,384
                                                                --------     --------     --------
Cash and cash equivalents at end of period.................     $  8,411     $ 23,651     $ 25,554
                                                                ========     ========     ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
    Interest...............................................     $  1,509     $  2,072     $    468
    Income taxes...........................................           39          240        1,993
  Non cash issuance of common stock in exchange for Series
   C Preferred Stock.......................................       24,526           --           --

         See accompanying notes to consolidated financial statements.

                   QUARTERDECK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998, 1997 and 1996

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Quarterdeck Corporation (the "Company") commenced operations as a California corporation on May 26, 1982, and was reincorporated in Delaware in 1991. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. See Note 2 for a description of pooling of interests and purchase transactions. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

    Revenue from the sale of software products is recognized upon shipment, where collection of the resulting receivable is probable and no significant obligations remain. The estimated cost to fulfill technical support obligations to end users arising from the sale of software is accrued upon shipment. The Company accepts product returns from customers as defined by the Company's general distributor agreements and as market conditions and other factors require. The Company establishes allowances for estimated product returns and exchanges as a reserve against revenues. Additionally, price protection is generally granted to customers to reduce the customer's cost of inventory, as of the date of a price reduction, initiated by Quarterdeck. Provisions for sales returns, exchanges, rebates and price protection were approximately $21,000,000, $16,705,000 and $31,889,000 in fiscal 1998, 1997 and 1996, respectively. Revenue from the sale or licensing of intellectual property is recognized when all significant obligations of the Company have been met and no customer right of return exists. Revenue from subscription licenses is recognized ratably over the term of the subscription.

Capitalized Software Costs

    Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development and production costs once technological feasibility has been achieved. The cost of purchased software is capitalized when the related product has achieved technological feasibility or if that product has an alternative future use. For the years ended September 30, 1998 and 1997, the Company did not capitalize any internal software development costs or any purchased software costs as such costs were immaterial. For the year ended September 30, 1996, the Company capitalized $4,504,000 of software development and purchased software costs. Software development costs incurred prior to achieving technological feasibility and certain licensing costs are charged to research and development expense as incurred.

    Capitalized software development and purchased software costs are reported at the lower of unamortized cost or net realizable value. Commencing upon initial product release, these costs are amortized based on the greater of the straight-line method over the estimated life or revenue recognized compared to estimated revenue over the life of the product, generally one year for internal software development costs and twelve to thirty-six months for purchased software. For the years ended September 30, 1998, 1997 and 1996, the Company amortized $1,151,000, $1,670,000 and $3,711,000 of capitalized software costs, respectively. Amortization of capitalized software costs is included in cost of revenues in the accompanying consolidated statements of operations. In fiscal 1998, the Company wrote off approximately $300,000 of previously capitalized software development costs which, based upon the Company's evaluation of recoverability, has been deemed to be impaired.

Inventories

    Inventories, consisting primarily of product packaging, documentation and media, are stated at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out (FIFO) method.

Cash Equivalents and Short-Term Investments

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 1998, $8,411,000 of the total cash balance was invested in interest bearing bank accounts and cash equivalent money market funds.

    The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS 115, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities are reported at market value, with unrealized holding gains and losses, net of the related tax effect, excluded from earnings and reported as a separate component of stockholders' equity (deficit). A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Computation of Net Income (Loss) per Share

    Net income (loss) per common share for the years ended September 30, 1998, 1997 and 1996 has been computed using the weighted average number of common shares outstanding for each year as summarized below:

                                                                   Year ended September 30,
                                                         ------------------------------------------
                                                              1998           1997          1996
                                                         -------------  -------------  ------------
     Weighted average common stock outstanding
       during the year................................     51,609,360    43,167,682     34,893,937
     Common stock equivalents of stock options and
       warrants outstanding...........................             --            --             --
                                                         -------------  ------------   ------------
     Shares used in basic EPS calculation.............     51,609,360    43,167,682     34,893,937
                                                         =============  ============   ============
     Shares used in diluted EPS calculation...........     51,609,360    43,167,682     34,893,937
                                                         =============  ============   ============

    The weighted average number of shares of common stock outstanding during 1996 have been adjusted to reflect the issuance of common stock in connection with the following acquisitions which were accounted for as poolings of interest; 921,218 shares for Inset Systems, Inc. ("Inset") (Note 2), 5,200,000 shares for Datastorm Technologies, Inc. and Datastorm Limited (together "Datastorm") (Note 2), and 3,499,999 shares for Vertisoft Systems, Inc. ("Vertisoft") (Note 2). The weighted average number of shares of common stock outstanding during fiscal 1996 includes 663,768 shares issued in the Future Labs, Inc. ("Future Labs") pooling of interests as if the shares were issued at the beginning of fiscal 1996. Additionally the following shares were issued in connection with purchase acquisitions and are included as of the respective acquisition dates; 1,309,890 shares for Limbex Corporation ("Limbex"), 205,000 shares for InterLink Technology, Inc. ("InterLink"), and 198,000 shares for the Pinnacle Software, Inc. ("Pinnacle") technology purchase. The weighted average number of shares of common stock outstanding for the year ended September 30, 1996 excludes 1,028,000 shares issued in connection with the above acquisitions, held in escrow, as their inclusion would have been anti-dilutive to the loss per share.

    Options to purchase 8,024,140 shares at a weighted average exercise price of $2.39, 6,091,389 shares at a weighted average exercise price of $3.89 and 6,048,381 shares at a weighted average exercise price of $9.12 were outstanding as of September 30, 1998, 1997 and 1996, respectively, but were not included in the computation of diluted net loss per share for either period because the effect would be anti-dilutive.

    Warrants to purchase 904,000, 904,000 and 1,704,000 shares at a weighted average exercise price of $7.44 were outstanding as of September 30, 1998, 1997 and 1996, respectively, but were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

    Warrants to purchase 25,000 shares at a weighted average exercise price of $7.20 were outstanding as of September 30, 1998, 1997 and 1996, but were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

    Approximately 1,180,000 shares issuable upon the conversion of convertible notes were not included in any period as the effect would be anti-dilutive. The Company had $25,000,000 of convertible notes with a conversion price of $21.18 per share outstanding at September 30, 1998, 1997 and 1996.

Reclassification

    Certain items in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

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

Concentrations of Credit Risk

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of short term investments and trade accounts receivable. As of September 30, 1998 and 1997, the Company had no short-term investments. The credit risk associated with trade accounts receivable is mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions.

Advertising

    Advertising costs are expensed as incurred. Advertising expense for fiscal 1998, 1997 and 1996 was approximately $5,220,000, $3,784,000 and $16,501,000 respectively.

Depreciation and Amortization

    Equipment and leasehold improvements are stated at cost. Depreciation and amortization of equipment, leasehold improvements and goodwill is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

          Building........................................    40 years
          Computer equipment..............................    3 years
          Office furniture and equipment..................    5 to 7 years
          Leasehold improvements..........................    1 to 5 years
          Equipment under capital lease...................    3 to 7 years
          Goodwill........................................    4 to 10 years

Income Taxes

    The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (SFAS
109). SFAS 109 requires the assets and liabilities method of accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Non-Cash Transactions

    The Company has recorded certain significant non-cash transactions relating to certain Mergers and purchases which included common stock as all or a portion of the consideration, and has commenced restructuring programs which include the recording of certain non-cash charges. See also Notes 2 and 11 herein.

Fair Value of Financial Instruments

    The fair values of the Company's cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and accrued acquisition and restructuring charges approximate their carrying value due to the relatively short maturities of these instruments. The fair value of the loans payable to banks approximate the fair value of the instruments due to the stated interest rates on such notes and the collateral supporting the notes. The fair value of the convertible debentures approximates face value due to the stated interest rate on such instruments. The convertible debentures are required to be paid in full upon consummation of the merger (Note 18) without any premium.

Long-Lived Assets

    The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), during the fiscal year ended September 30, 1997. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. In fiscal 1998, the Company wrote off $2,004,000 of goodwill which was deemed to be impaired.

Foreign Currency Translation

    Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are shown as a component of stockholders' equity (deficit). Foreign currency transaction gains and losses were not material for the years presented and are included in the determination of net income (loss).

Recent Accounting Pronouncements

    SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued in February 1998. SFAS No. 132 revises the disclosure requirements for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for fiscal years beginning after December 15, 1997 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

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

    The AICPA issued Statement of Position 97-2, "Software Revenue Recognition," (SOP 97-2) effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt SOP 97-2 for transactions entered into on and after October 1, 1998. The impact of SOP 97-2 will depend on the terms of future transactions.

NOTE 2. ACQUISITIONS AND STRATEGIC INVESTMENTS

POOLINGS OF INTERESTS
Fiscal 1996

    On December 29, 1995, the Company merged with Inset, a developer of utility application software for personal computers. The Company issued 921,218 shares of common stock in exchange for all of the outstanding common stock of Inset. This Merger has been accounted for as a pooling of interests combination and accordingly, the consolidated financial statements for fiscal 1996 have been restated to reflect the combined operations of the Company and Inset.

    On March 28, 1996, the Company merged with Datastorm, the developer and publisher of Procomm Plus, one of the industry's leading data communications products. The Company issued 5,200,000 shares of common stock in exchange for all of the outstanding stock of Datastorm. The Merger has been accounted for as a pooling of interests and therefore, the consolidated financial statements for fiscal 1996 have been restated to reflect the combined operations of the Company and Datastorm.

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

    The Company's Datastorm subsidiary leased office and warehouse space from Three Guys With a Building partnership, a company that was affiliated to Datastorm through common ownership. The partners of such partnership are now shareholders and consultants of the Company. The lease expires on December 31, 2001, however, as a result of the acquisition and completion of a new office building for the Company by the partnership, the existing lease has been terminated at no cost to the Company. Lease expense for fiscal 1998, 1997 and 1996 totaled $0, $0 and $698,000 respectively.

    On May 15, 1996, the Company merged with Future Labs, a developer of real-time collaborative technology. The Company issued 663,768 shares of common stock in exchange for all of the outstanding stock of Future Labs. The transaction was accounted for as a pooling of interests and therefore, the consolidated financial statements for fiscal 1996 have been restated to reflect the combined operations of the Company and Future Labs.

    On July 18, 1996, the Company acquired 100% of the common stock of Vertisoft in exchange for 3,499,999 shares of Company common stock. This transaction has been accounted for as a pooling of interests, and therefore, the consolidated financial statements for fiscal 1996 have been restated to reflect the combined operations of the Company and Vertisoft.

    The following table reflects the Company's acquisition costs relating to the transactions entered into in fiscal 1996 and activity through September 30, 1997 (in thousands). There was no activity in fiscal 1998.

                                         Inset   Datastorm   FutureLabs Vertisoft   Total
                                       --------  ---------   ---------- ---------  --------
     Balance, September 30, 1996....   $    100  $     879   $     359   $   775   $  2,113
                                       --------  ---------   ---------- ---------  --------
     Reversal of acquisition costs..        (34)        (3)       (320)     (350)      (707)
     Cash payments..................        (66)      (876)        (39)     (425)    (1,406)
                                       --------  ---------   ---------- ---------  --------
     Balance, September 30, 1997....   $     --  $      --   $      --  $     --   $     --
                                       ========  =========   ========== =========  ========

    The following table reflects the Company's acquisition costs for fiscal 1995 transactions and activity through September 30, 1998 (in thousands).

                                       Landmark     Starnine     Total
                                       ---------    --------   --------
     Balance, September 30, 1996....   $      46    $   186    $    232
                                       ---------    --------   --------
     Reversal of acquisition costs..         (27)      (131)       (158)
     Cash payments..................         (19)        (5)        (24)
                                       ---------    --------   --------
     Balance, September 30, 1997....   $      --    $    50    $     50
                                       ---------    --------   --------
     Cash payments..................          --        (16)        (16)
                                       ---------    --------   --------
     Balance, September 30, 1998....   $      --    $    34    $     34
                                       =========    ========   ========

    The results of operations previously reported by the separate enterprises, that are discussed above and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                  Year Ended September 30,
                                            1996
                               ------------------------------
                                                  Net Income
                                Net Revenues        (Loss)
                                ------------     ------------
          Quarterdeck..........   $  92,030        $(86,856)
          Inset................       2,669             424
          Datastorm............      29,413          12,576
          Future Labs..........       1,312            (335)
          Vertisoft............       7,676            (623)
          Pooling adjustments..          --            (145)
                                  ---------        --------
          Restated Quarterdeck.   $ 133,100        $(74,959)
                                  =========        ========

    Net revenues and net income (loss) for Vertisoft, Future Labs, Datastorm, and Inset for the year ended September 30, 1996 reflect the results of each entity for only the period prior to the date of acquisition by the Company. Results subsequent to the date of the Mergers are included with the Company's operations. Pooling adjustments were made primarily to conform accounting policies to those of the Company.

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

Fiscal 1996

    On June 6, 1996, the Company acquired certain software and related intellectual property rights from Pinnacle in exchange for common stock with a market value, as defined, of $1,800,000, or 198,000 shares. The entire amount has been recorded as capitalized software. This transaction has been accounted for using the purchase method of accounting. The Company is also obligated to pay certain minimum royalties of $200,000 per year for four years commencing no later than March 31, 1997. The Company has paid an additional $100,000 and was obligated for an additional $200,000, as payment for consulting services and a non-competition agreement with the principal of Pinnacle.

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

    A purchase price allocation of the assets of both Interlink and Limbex was performed based on the fair market value of those assets, utilizing the discounted future cash flows of the technology acquired. In-process research and development was identified and valued by taking into consideration the discounted future cash flows of each project, the uncertainties in completing the projects and reaching technological feasibility, and potential changes in the target markets for the products.

    This allocation resulted in $2,872,000 and $12,121,000 of purchased research and development from Interlink and Limbex, respectively, related to products which had yet to reach technological feasibility and did not have alternative future uses. The $2,872,000 and $12,121,000 of purchased research and development is included in acquisition, restructuring and other charges in the accompanying 1996 statement of operations. Using the same methodology, goodwill was calculated to be $283,000 and $2,546,000, respectively, and is included in other assets. Goodwill is being amortized over 4 to 10 years. In addition, the Company allocated $328,000 of the Limbex purchase price to intangible assets which is being amortized over a period of 24 to 36 months and $396,000 to capitalized software which is being amortized over 14 months.

Other Investments

    On February 7, 1996, the Company acquired, in a private placement of common stock, less than a 5% interest in Infonautics Corporation ("Infonautics") in exchange for $3,250,000. Prior to March 1997, this investment was accounted for under the cost method of accounting and the investment was included on the balance sheet in other assets and carried at lower of cost or market. During the fiscal year ended September 30, 1996, the Company determined that the market value of the investment in Infonautics stock was below the Company's cost basis and that a portion of the reduction in value was due to an other than temporary decline. Accordingly, the Company recorded a loss of $720,000 to reduce the carrying value of the investment. In March 1997, subsequent to an initial public offering by Infonautics and elimination of restrictions on the Company's ability to sell such stock, the Infonautics investment was reclassified as a marketable security and is being held as an "available for sale security" under SFAS No.
115. The price of the Infonautics stock continued to decline during fiscal 1997 and, accordingly, the Company recorded a $1,666,000 loss as an other than temporary reduction to the carrying value of the investment. During fiscal 1998, the carrying value of this investment has been adjusted to fair value of $612,000 as of September 30, 1998 and the unrealized loss of $252,000 has been recorded as a component of stockholders' equity (deficit). The Company sold its shares in Infonautics stock in November 1998 at a nominal gain.

    During fiscal 1996, the Company also recorded a charge in other income (expense) for $727,000 to write off its investment in Streetwise, a software development firm.

    In June 1995, the Company purchased a minority equity position in LHSP, a company that develops and licenses speech compression technology. The cash investment of $1,500,000 was accounted for using the cost method. During fiscal 1995, LHSP completed an initial public offering. During fiscal 1996, the Company sold a portion of this investment for $2,346,000 and recorded a gain of $1,435,000 which is included in other income on the statement of operations. As of September 30, 1996, the Company's remaining investment was carried at $968,000 in other assets on the balance sheet. In accordance with SFAS 115, the Company included an unrealized gain in the value of the remaining investment of $379,000 as a separate component of stockholders' equity at September 30, 1996. During fiscal 1997, the Company liquidated its remaining investment in LHSP common stock and sold its LHSP warrants resulting in a realized gain of $1,026,000 which was included in other income in the 1997 statement of operations.

    In June 1995, the Company agreed to purchase a minority equity position in Intelligence at Large, Inc. ("IAL"), a company that develops Internet audio technology. The purchase agreement required the Company to make a total investment of $1,250,000, payable upon IAL achieving specified development milestones. The Company accounted for this investment using the cost method. The investment was made during fiscal 1996 and is included as a component of other assets. However, during the fiscal year ended September 30, 1997, the Company determined that the value of this investment had been impaired and, accordingly, recorded a $1,250,000 charge in other income (expense) to write off the carrying value of this investment.

NOTE 3. BALANCE SHEET AND INCOME STATEMENT INFORMATION

                                                        September 30,
                                                  ----------------------
                                                    1998         1997
                                                  ---------   ----------
                                                     (in thousands)
Balance Sheet:
Trade accounts receivable:
  Receivables.................................    $ 12,212    $ 16,274
  Less: allowance for doubtful accounts.......        (924)     (1,761)
  Less: allowance for sales returns...........      (5,106)     (4,243)
  Less: allowance for marketing development         (2,470)     (3,242)
  funds.......................................
  Less: allowance for rebates.................        (722)         --
                                                  --------   ---------
                                                  $  2,990    $  7,028
                                                  ========    ========
Other current assets:
  Prepaid royalties...........................    $    203    $    352
  Income tax receivable.......................          79         520
  Other prepaid expenses......................         886         800
  Notes receivable............................          33          51
  Advances to employees.......................           2          24
  Marketable securities.......................         612         792
  Other.......................................         207       2,116
                                                  --------    --------
                                                  $  2,022    $  4,655
                                                  ========    ========
Equipment and leasehold improvements:
  Building (asset held for sale)..............    $     --    $  7,359
  Computer equipment..........................       6,060       7,769
  Office furniture and equipment..............       5,409       6,575
  Office furniture and equipment under capital
  leases......................................          30          99
  Leasehold improvements......................       1,944       2,638
                                                  --------    --------
                                                    13,443      24,440
  Less: accumulated depreciation and
   amortization...............................      (9,803)    (10,287)
                                                  --------    --------
                                                  $  3,640    $ 14,153
                                                  ========    ========
Capitalized software costs:
  Capitalized software costs..................    $  5,498    $  5,498
  Less: accumulated amortization..............      (4,857)     (3,708)
                                                  --------    --------
                                                  $    641    $  1,790
                                                  ========    ========
  Other assets:
  Intangible assets acquired, net.............    $    322    $  2,683
  Other.......................................         531         744
                                                  --------    --------
                                                  $    853    $  3,427
                                                  ========    ========
Accrued liabilities:
  Accrued expenses............................    $  5,329    $ 10,075
  Accrued legal...............................         666         622
  Accrued royalties...........................         980       1,138
  Accrued technical support...................         648         456
  Accrued litigation settlement...............          --       1,905
                                                  --------    --------
                                                  $  7,623    $ 14,196
                                                  ========    ========
Accrued acquisition, restructuring and
 other charges:
  Acquisition.................................    $     34    $     50
  Restructuring...............................       2,400       5,335
  Purchase transaction costs..................          --          --
                                                  --------    --------
                                                  $  2,434    $  5,385
                                                  ========    ========

                                                     Year Ended September 30,
                                                 -------------------------------
                                                  1998       1997         1996
                                                  ----       ----         ----
                                                         (in thousands)
  Income Statement:
  Acquisition, restructuring and other
  charges (benefit):
    Restructuring............................... $  2,583   $ 12,415    $ 12,995
    Acquisition.................................       --       (970)      9,801
    In-process R&D..............................       --        268      14,993
                                                 --------   --------    --------
                                                 $  2,583   $ 11,713    $ 37,789
                                                 ========   ========    ========

NOTE 4. NOTES PAYABLE TO BANKS

    In April, 1997, the Company established an asset based line of credit with Greyrock Business Credit, a division of NationsBank. The Company repaid and terminated its then existing line with Bank of America with proceeds from the new line. Maximum borrowings under the new line are the lesser of $12,000,000 or the sum of 85% of eligible accounts receivable, 50% of Quarterdeck International Limited (Qil) eligible receivables plus the value of inventory to a maximum of $2,000,000. Proceeds from the line can be used for general corporate purposes, including investments and acquisitions, and bear interest at prime plus 2%. The line is secured by substantially all assets of Quarterdeck. The Company is obligated to pay a minimum interest charge of $10,000 per month and comply with certain other non-financial covenants and restrictions. At September 30, 1998 the Company had $0 outstanding under the line and the ability to borrow up to a maximum amount of $7,853,000. The current term of the agreement matures March 31, 1999 and contains renewal provisions. It is anticipated that the line will be terminated upon consummation of the Merger.

    In April 1996, the Company borrowed $2,000,000 from a bank to partially finance the completion of the building in Columbia, Missouri. The loan was paid in full in April 1997.

    On August 6, 1996, the Company's Datastorm subsidiary secured construction financing from a bank of up to $5,000,000 with an interest rate equal to the bank's commercial base rate, prime plus 2%, secured by the Columbia, Missouri building. The Columbia, Missouri building was sold on December 30, 1997 and the principal balance outstanding at the date of sale of $3,500,000 was repaid in full on December 30, 1997.

NOTE 5. CONVERTIBLE NOTES

    On March 28, 1996, the Company issued $25,000,000 principal amount of 6% Convertible Senior Subordinated Notes, due 2001 ("Notes"), to an institutional investor in a private placement pursuant to the terms of a Note Agreement, dated March 1, 1996. The Notes are convertible generally after April 1, 1997, at an initial conversion price of $21.18 per share. The conversion price is adjustable for certain below market equity issuances and the Notes contain other customary anti-dilution provisions. Subject to complying with other certain terms, the Notes may be prepaid without penalty, subject to conversion, anytime between April 1997 and April 1999 if the Company's Common Stock had been trading, for 20 of the 30 trading days preceding notice of prepayment, at approximately 18% above the then current conversion price. The Notes contain certain covenants and the Company was in compliance with such covenants as of September 30, 1998. The Notes are required to be paid in full upon consummation of the transaction with Symantec without any premium. See note 18 to the Company's Consolidated Financial Statements for further discussion.

NOTE 6. CONVERTIBLE PREFERRED STOCK

    On September 30, 1996, the Company issued 200,000 shares of Series B Convertible Preferred Stock, stated value of $100 per share (the "Series B Preferred Stock"), and a warrant (the "Warrant") to acquire shares of Common Stock of the Company for $20,000,000. During 1997, $10,000,000 of Series B Preferred Stock was converted into 3,762,000 shares of Common Stock and on September 30, 1997, for $10,000,000, the Company repurchased, at par, all of the outstanding shares of Series B Preferred Stock and canceled warrants to purchase 800,000 shares of the Company's Common Stock owned by the holder of the Series B Preferred Stock. As a result of the conversions and repurchase, no shares of Series B Preferred Stock remain outstanding as of the date hereof. The Warrants still outstanding may be exercised from and after March 30, 1998 (or earlier if certain Mergers, acquisitions or combinations occur prior to that date) for 903,653 shares of Common Stock at an exercise price per share of $7.435.

    In September 1997 and between October and November 4, 1997, the Company issued 26,025 and 2,975 shares, respectively, of Series C Convertible Preferred Stock, stated value of $1,000 per share (the "Series C Preferred Stock"), for $26,025,000 and $2,975,000, respectively before expenses. The securities were issued to various accredited investors in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended. In addition, Quarterdeck issued warrants to purchase 2,900 shares of Series C Preferred Stock to the placement agents of the private placement.

    The holders of the Series C Preferred Stock are not entitled to receive dividends. The shares of Series C Preferred Stock are convertible into shares of the Company's Common Stock. The shares of Series C Preferred Stock will automatically convert into Common Stock on September 30, 2002 to the extent any shares of Series C Preferred Stock remain outstanding at that time. Each share of Series C Preferred Stock is convertible into the number of shares of Common Stock equal to the quotient of (i) $1000 divided by (ii) the Conversion Price. Up until March 1, 1998, the Conversion Price was $5.00. Thereafter, subject to the maximum Conversion Price specified below, the Conversion Price will be equal to 101% of the average of the three lowest daily trading prices for the 22 consecutive trading days immediately preceding the date of conversion (the "Conversion Date"). If the market price of the Common Stock was $1.00, $2.00 or $3.00, the aggregate number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock would be approximately 31,600,000, 15,800,000 or 10,500,000 shares of Common Stock, respectively. The maximum Conversion Price is $5.125 until March 31, 1999, and thereafter will be the lesser of (i) $5.125, (i) 101% of the average daily low trade prices of the Common Stock for all trading days in March 1999, (ii) 101% of the average daily low trade prices of the Common Stock for all trading days in September 1999 or
(iii) 101% of the average daily low trade prices of the Common Stock for all trading days in March 2000.

    On October 9, 1998, Quarterdeck entered into the Conversion Agreement with the Securityholders of the Company's Series C Preferred Stock and the Warrants to modify the terms of conversion of the Series C Preferred Stock. As of September 30, 1998, there were 4,615 shares of Series C Preferred Stock outstanding. During fiscal 1998, 1,521 Series C Preferred warrants were exercised to purchase Series C Preferred Stock. All warrants remaining as of the fiscal year ended were tendered as a part of the Symantec transaction (see note
18).

NOTE 7. STOCK OPTIONS AND WARRANTS

    1996 Acquisition Stock Incentive Plan: In fiscal 1996, the Company adopted the 1996 Acquisition Stock Incentive Plan. Under the terms of the 1996 Acquisition Stock Incentive Plan, the life of all options granted is limited to 10 years. All grants under this plan must be non-qualified stock options. These options may not be granted at less than 85% of fair market value on the grant date. During fiscal 1998, the Company granted 360,800 stock options at exercise prices between $2.75 and $1.44 per share. During fiscal 1997, the Company granted 690,839 stock options (including grants under the repricing) at exercise prices between $2.38 and $5.56 per share. During fiscal 1996, the Company granted 105,610 stock options at exercise prices between $0.00 and $7.75 per share, 297,600 stock options at an exercise price of $8.81 per share, 665,000 stock options at an exercise price of $13.63 per share, and 67,715 stock options at exercise prices between $13.94 and $35.50 per share. The number of shares of stock authorized for issuance under the 1996 Acquisition Stock Incentive Plan is 2,000,000. During fiscal 1998, 20,825 options were exercised and 505,560 options were canceled. At September 30, 1998, 463,596 options were outstanding. 283,965 options were exercisable as of September 30, 1998 under the 1996 Acquisition Stock Incentive Plan. During fiscal 1997, 21,902 options were exercised and 1,185,633 options were canceled (including those which were repriced). At September 30, 1997, 629,181 options were outstanding. 196,401 and 68,154 options were exercisable as of September 30, 1997 and 1996, respectively.

    In January 1997, the Board of Directors approved the repricing of options granted under this plan to an exercise price of $4.6875 per share for all optionees. As part of the repricing, 536,381 shares were canceled and 425,999 new shares were granted at the new exercise price.

    1990 Stock Plan: In fiscal 1990, the Company adopted the 1990 Stock Plan. During 1995, the Company's Board of Directors approved an amendment to increase the number of shares of stock authorized for issuance under the 1990 Stock Plan from 3,000,000 to 6,000,000 shares. This amendment was approved by the stockholders on February 2, 1996. During fiscal 1996, the Company's Board of Directors approved an amendment to increase the number of shares of stock authorized for issuance under the 1990 Stock Plan from 6,000,000 to 7,500,000 shares. This amendment was approved by the stockholders on February 12, 1997. During fiscal 1998, the Company's Board of Directors approved an amendment to increase the number of shares of stock authorized for issuance under the 1990 Stock Plan from 7,500,000 to 9,500,000 shares. This amendment was approved by the stockholders on February 5, 1998. Under the amended terms of the 1990 Stock Plan, shares of common stock are reserved for issuance to employees and consultants pursuant to incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or stock bonuses. The Company has never issued a stock appreciation right, a restricted stock award or a stock bonus.

    Under the terms of the 1990 Stock Plan, the life of all options granted is limited to 10 years. Incentive stock options are granted at 100% of fair market value on the grant date. Non-qualified stock options may not be granted at less than 85% of fair market value on the grant date. Options outstanding under the 1990 Stock Plan become exercisable in varying increments commencing one year after the date of grant, and expire five to ten years from date of grant, or upon earlier termination. During fiscal 1998, the Company granted 4,381,428 stock options at exercise prices between $2.75 and $0.25 per share. During fiscal 1997, the Company granted 3,841,347 stock options (including grants under the repricing) at exercise prices between $2.34 and $5.56 per share. During fiscal 1996, the Company granted 769,500 stock options at exercise prices between $5.00 and $10.00, 353,500 stock options at exercise prices between $10.01 and $15.00, 756,641 stock options at exercise prices between $15.01 and $20.00, and 181,946 stock options at exercise prices between $20.01 and $34.63.

    During fiscal 1998, 20,355 options were exercised and 2,892,737 options were canceled. During fiscal 1997, 312,118 options were exercised and 3,949,525 options were canceled (including those which were repriced). During fiscal 1996, 516,767 options were exercised and 738,207 options were canceled. 5,848,044 options were outstanding as of September 30, 1998 and 1,830,517, 1,575,191 and 1,077,431 options were exercisable at September 30, 1998, 1997 and 1996, respectively, under the 1990 Stock Plan.

    In January 1997, the Board of Directors approved the repricing of options granted under this plan to an exercise price of $4.6875 per share for all optionees. As part of the repricing, 2,021,555 shares were canceled and 1,605,592 new shares were granted at the new exercise price.

    1990 Directors' Stock Option Plan: Under the terms of the 1990 Directors' Stock Option Plan, 500,000 shares are reserved for issuance to non-employee directors. Options are exercisable in varying increments and expire within five years or upon earlier directorship termination. During fiscal 1998, 150,000 stock options were granted at exercise prices between $2.13 and $0.28 per share, zero options were exercised, and zero options were canceled. During fiscal 1997, 130,000 stock options were granted at exercise prices between $3.63 and $4.50 per share, zero options were exercised, and zero options were canceled. During fiscal 1996, 52,500 stock options were granted at exercise prices between $8.00 and $16.50 per share, zero options were exercised, and zero options were canceled. 382,500 options were outstanding under the 1990 Directors' Stock Option Plan as of September 30, 1998 and 197,500, 82,500 and 50,000 options were exercisable as of September 30, 1998, 1997 and 1996 respectively.

    Outside of Plan Compensation Option Agreements. In fiscal 1998, the Company entered into agreements with four members of the Board of Directors, granting 580,000 options at an exercise price of $0.28, exercisable in varying increments expiring ten years from the date of grant or upon earlier termination. 312,500 shares were exercisable at September 30, 1998. In fiscal 1997, the Company entered into employment agreements with two executive officers of the Company, Mr. Hessler and Mr. Epstein, pursuant to which the Company granted, in addition to shares granted under the above stock option plans, 750,000 and 100,000 options to Mr. Hessler and Mr. Epstein, respectively. The Company granted Mr. Hessler's options on January 3, 1997 at an exercise price of $4.44 and granted Mr. Epstein's options on August 7, 1997 at an exercise price of $2.69. Mr Hessler's options are exercisable in varying increments commencing one year after the date of grant and expiring ten years from the date of grant or upon earlier termination. Mr. Epstein's 100,000 options were canceled in July and August of fiscal 1998.

    To the extent the Company derives a tax benefit from options exercised by employees, such benefit is credited to paid-in capital when realized on the Company's income tax return. Due to the losses incurred in the respective years, no tax benefits were realized or credited to additional paid-in capital in fiscal 1998, 1997, or 1996.

    A summary of all stock option activity in the three-year period ended September 30, 1998 is as follows:

                                                          Weighted Average
                                                         Exercise Price Per
                                               Shares         Share
                                              ---------  ------------------
     Outstanding at September 30, 1995.....   3,432,380  $      5.81
       Options granted.....................   4,099,048        12.71
       Options exercised...................    (580,803)       18.81
       Options canceled....................    (902,244)       10.90
                                              ---------
     Outstanding at September 30, 1996.....   6,048,381         9.12
       Options granted.....................   5,512,186         3.89
       Options exercised...................    (334,020)        4.54
       Options canceled....................  (5,135,158)       10.18
                                             ----------
     Outstanding at September 30, 1997.....   6,091,389         3.89
                                             ----------
       Options granted.....................   5,472,228         1.21
       Options exercised...................     (41,180)        1.01
       Options canceled....................  (3,498,297)        3.31
                                             ----------
     Outstanding at September 30, 1998.....   8,024,140         2.39
                                             ==========

NOTE 8. ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company has adopted the provisions of SFAS No. 123, and elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the awards at the date of grant, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have changed to the pro forma amounts indicated below (in thousands, except per share data):

                                               1998          1997        1996
                                            ---------     ---------   -------
Net loss as reported......................  $ (23,165)    $ (18,398)  $ (74,959)
                                            =========     =========   =========
Pro forma net loss........................  $ (25,269)    $ (20,215)  $ (76,776)
                                            =========     =========   =========
Basic and diluted net loss per share as
reported..................................  $   (0.45)    $   (0.43)  $   (2.15)
                                            =========     =========   =========
Pro forma  basic and  diluted net loss per
share.....................................  $   (0.49)    $   (0.47)  $   (2.20)
                                            =========     =========   =========

    The pro forma disclosure of compensation cost under this pronouncement was based on the Black-Scholes single-option pricing model with the following weighted average assumptions for 1998, 1997 and 1996: volatility of 188%, 70% and 70% respectively, risk-free interest rate of 4.600%, 5.875% and 5.875% respectively, and an expected option life of 4 years.

    Pro forma net loss reflects options granted in fiscal 1998, 1997 and 1996. Therefore the full amount of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost for options granted prior to October 1, 1995 is not considered. The disclosure of compensation cost under this pronouncement may not be representative of the effects on net income (loss) for future years.

    The weighted average fair value of options granted in the periods reported were $0.58, $1.46 and $0.70, respectively. The following table summarizes information regarding options outstanding and options exercisable at September 30, 1998:

                                    Options Outstanding
                           ------------------------------------

                                                                        Weighted       Exercisable at
                           Outstanding at          Remaining            Average        September 30,
Range of Exercise Prices   September 30,1998   Contractual Life      Exercise Price        1998
------------------------   -----------------   ----------------      --------------    ---------------
       $0.25 --  2.53           4,992,918               9.4              $  1.11            736,510
        2.63 --  3.63             292,210               8.7                 3.15            142,624
        4.44 -- 16.63           2,558,074               8.2                 4.74          1,567,259
                                ---------              ----              -------          ---------
                                7,843,202               9.0              $  2.37          2,446,393
                                =========              ====              =======          =========

NOTE 9. STOCKHOLDER RIGHTS PLAN

    In September 1992, the Company made a dividend distribution of one preferred share purchase right for each outstanding share of common stock. The rights trade with the common stock and only become exercisable, or transferable apart from the common stock, ten business days after a person or group (Acquiring Person) acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company's common stock. Each right, under certain circumstances, entitles its holder to acquire one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock, par value $0.001 per share, at a price of $35, subject to adjustment. If 15% of the Company's common stock is acquired, or a tender offer to acquire 15% of the Company's common stock is made, each right not owned by an Acquiring Person will entitle the holder to purchase at the exercise price, Company common stock having a market value of twice the exercise price of the rights. In addition, if the Company is acquired in a Merger or other business combination, the rights will entitle a holder to buy a number of shares of common stock of the acquiring Company having a market value of twice the exercise price of each right. The rights may be redeemed by the Company at $0.01 per right at any time until a 15% position has been acquired. The rights expire on August 22, 2002, and at no time have voting power. The Company amended the Certificate of Designations of Series A Junior Participating Preferred Stock dated September 1, 1998 increasing the authorized number of shares from 500,000 to 1,000,000.

    In connection with the issuance of the Series C Preferred Stock during fiscal 1997 (see Note 16), the Company amended the Rights Agreement to provide that the initial investors that acquired the Series C Preferred Stock will not be deemed to be an Acquiring Person as a result of its acquisition of the Series C Preferred Stock or any shares of Common Stock received upon conversion of the Series C Preferred Stock, subject to compliance by such investors with certain covenants contained in the Preferred Stock Investment Agreements. On October 15, 1998, the Company amended the Rights Agreement to provide that neither Symantec nor any of its affiliates will be deemed to be an Acquiring Person as a result of the acquisition of shares of the Company's common stock.

NOTE 10. EMPLOYEE BENEFIT PLANS

    In January 1991, the Company adopted a defined contribution 401(k) plan. Employees must work a minimum of 1,000 hours per year and be at least 21 years of age and must have completed at least 3 consecutive months of service to be eligible for the plan. Participants may contribute 1% to 20% of their compensation. During fiscal 1993, the Board of Directors approved a Company match of 25% of employee contributions up to 5% of eligible compensation. The Company match was increased to 50% of employee contributions up to 5% of eligible compensation for calendar 1995. As of January 1996, the plan was amended to allow employee participation in the plan after at least 3 consecutive months of service. Additionally, the Company matching was changed to 50% of employee contributions up to 3% of eligible compensation for calendar 1996. The Company's matching contributions totaled $360,000, $337,000 and $1,243,000 for fiscal 1998, 1997 and 1996, respectively.

NOTE 11. RESTRUCTURING AND OTHER CHARGES

    During June 1998, the Company implemented a restructuring plan which was designed to reduce the ongoing level of operating expenses to one which can be supported by a reduced revenue base, to reduce the Company's cash requirements over the next two quarters to be either cash neutral or cash positive, to exit non-core business ventures and operations which do not produce an acceptable level of profitability for the Company, and to convert from an expense structure which is mainly "fixed" to one that is more variable in nature. As a result, the Company recorded charges totaling $2,830,000 in June 1998 of which $2,182,000 were recorded to accrue amounts owed under employee severance agreements and other consulting arrangements, $377,000 for ongoing lease payments for vacant facilities and early lease cancellation fees, and $271,000 for write downs of fixed assets of business units being closed or divested. An additional $150,000 of restructuring charges were recorded in September 1998.

    The following is an analysis of the significant components of the fiscal 1998 restructuring and other charges (in thousands):

                                         Discontinuance and     Severance     Write-off
                                          consolidation of         and      property and
                                               offices            other       equipment        Total
                                         -----------------      ---------   -------------    ---------
Total restructuring  and non-recurring
costs.................................         $   377           $2,182        $  271       $  2,830
Non cash costs........................              23              (36)         (208)          (221)
Cash payments.........................            (102)          (1,240)            -         (1,342)
Category reclass......................            (225)             270           (45)             -
Additional charges....................             131               19             -            150
                                               --------         --------       ------       --------
Accrued, September 30, 1998...........         $   204         $  1,195        $   18       $  1,417
                                               =======         =========       ======       ========

    During September 1997, the Company implemented a restructuring plan which was designed to focus the Company on the new corporate strategy which resulted in charges totaling $11,051,000. The net book value of the building in Columbia, Missouri was written down by $5,803,000, to $7,000,000, the Company's estimated fair market value. Other restructuring charges of $2,400,000 were recorded to write down non performing assets as a result of the restructuring and accrue amounts owed under consulting agreements for individuals who were terminated, $569,000 for ongoing lease payments for vacant facilities which have not been subleased, employee severance and other payments of $2,012,000 related to non-core business units that are being closed or divested and $267,000 relating to write downs of fixed assets of business units being closed or divested.

         The following is an analysis of the significant components of the fiscal 1997 restructuring and other charges (in thousands):

                                         Discontinuance and     Severance     Write-off
                                          Consolidation of         and      property and
                                               offices            other       equipment        Total
                                         -------------------    ---------   ------------      -------
Total restructuring and non-recurring
costs.................................         $ 6,372           $4,412        $  267       $ 11,051
Non cash costs........................          (5,803)            (290)         (167)        (6,260)
                                               -------           ------        ------       --------
Accrued, September 30, 1997...........             569            4,122           100          4,791
Non cash costs........................               -                -          (100)          (100)
Cash payments.........................            (330)          (3,177)            -         (3,507)
Reversal of restructuring costs.......               -             (201)            -           (201)
                                               -------           ------        ------       --------
Accrued, September 30, 1998...........         $   239           $  744         $   -       $    983
                                               =======           ======        ======       ========

         The following is an analysis of the significant components of the fiscal 1996 restructuring (in thousands):

                                                 Reduction of      Discontinuance and   Severance     Write-off
                                                   non-core         Consolidation of       and      property and
                                                 product lines           offices          other       equipment      Total
                                                 -------------     ------------------   ---------   ------------   ---------
               Restructuring and
               non-recurring costs............      $ 2,754             $ 1,420         $  6,513       $ 2,308     $ 12,995
               Non-cash costs.................       (2,754)                 --               --        (1,240)      (3,994)
               Cash payments..................           --                  --             (550)         (413)        (963)
                                                    -------             -------         --------       -------     --------
               Accrued, September 30, 1996....           --               1,420            5,963           655        8,038
               Non-cash costs.................           --                  --              (75)         (370)        (445)
               Cash payments..................           --                (883)          (7,530)           --       (8,413)
               Additional charges.............                               67            1,297            --        1,364
               Category reclass...............           --                (150)             435          (285)          --
                                                    -------             -------         --------       -------     --------
               Accrued, September 30, 1997....           --                 454               90            --          544
               Non-cash costs.................           --                 (97)             (78)           --         (175)
               Cash payments..................           --                (161)             (12)           --         (173)
               Reversal of restructuring
               costs..........................           --                (196)              --            --         (196)
                                                    -------             -------         --------       -------     --------
               Accrued, September 30, 1998....      $    --             $    --         $     --       $    --     $     --
                                                    =======             =======         ========       =======     ========

NOTE 12. INCOME TAXES

    The components of the provision (benefit) for income taxes for the fiscal years ended September 30, 1998, 1997 and 1996, respectively, are as follows (in thousands):

                                         Federal    State      Total
                                         -------    ------    --------
                     1998:
                       Current......    $     39    $    0    $     39
                       Deferred.....           0         0           0
                                        --------    ------    --------
                          Total.....    $     39    $    0    $     39
                                        ========    ======    ========
                     1997:
                       Current......    $    130    $    0    $    130
                       Deferred.....           0         0           0
                                        --------    ------    --------
                          Total.....    $    130    $    0    $    130
                                        ========    ======    ========
                     1996:
                       Current......    $    201    $    0    $    201
                       Deferred.....         605         0         605
                                        --------    ------    --------
                          Total.....    $    806    $    0    $    806
                                        ========    ======    ========

    The actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) computed by applying the effective Federal income tax rate of 34% to income (loss) before income taxes as follows (in thousands):

                                                                          Year ended September 30,
                                                                      ---------------------------------
                                                                        1998         1997        1996
                                                                      --------    ----------   --------
               Expected income tax benefit.....................       $(7,732)    $  (5,563)   $(25,212)
               Change in valuation allowance...................         7,139         7,947      21,522
               State income taxes,  net of Federal  income
                 tax benefit...................................             9          (832)     (2,393)
               Net (income) loss on foreign subsidiary.........          (257)         (680)      3,005
               Net income of Subchapter S subsidiary...........            --            --      (3,300)
               Tax exempt income benefit.......................            --            --        (106)
               Alternative minimum tax and other tax credits...           562           150         300
               Acquisition costs...............................            (6)         (416)      9,916
               Stock options...................................           (18)         (174)     (3,009)
               Other...........................................           342          (302)         83
                                                                      -------     ---------    --------
                                                                      $    39     $     130    $    806
                                                                      =======     =========    ========

    Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse.
Deferred tax assets (liabilities) consist of the following (in thousands):

                                                                              Year ended September 30,
                                                                          --------------------------------
                                                                            1998        1997         1996
                                                                          --------    --------    --------
               Accrued restructuring charges.......................       $    881    $  4,131     $ 2,222
               Software  development  costs  recognized as
                 incurred for tax purposes.........................             --          --        (223)
               State taxes.........................................          2,656       2,664       2,393
               Allowance for sales returns.........................          1,383       1,390       1,819
               Depreciation........................................          1,097       1,097         834
               Allowance for doubtful accounts and other reserves..          1,999       1,995       3,111
               Tax net operating losses............................         32,177      23,044      15,484
               Other, net..........................................           (249)     (1,516)       (782)
                 Deferred tax assets, valuation allowance..........        (39,944)    (32,805)    (24,858)
                                                                          --------    --------     -------
                 Total net deferred tax assets.....................       $     --    $     --     $    --
                                                                          ========    ========     =======

    At September 30, 1998, the Company had net deferred tax assets amounting to $39,944,000, for which a full valuation allowance was provided. The deferred tax assets consisted of the tax effect from the expected future reversal of temporary differences, resulting primarily from restructuring charges in fiscal 1998, which were not deductible for federal income tax purposes until the amounts are actually paid and tax net operating loss carryforwards. Recognition of the deferred tax assets is dependent on a number of factors, including the timing of reversal of the temporary differences and an assessment of the future realizability of the deferred tax assets. Management has concluded that it is not more likely than not that the benefit from any deferred tax assets will be realized.

    At September 30, 1997, the Company had deferred tax assets amounting to $32,805,000, for which a full valuation allowance was provided. The deferred tax assets consisted of the tax effect from the expected future reversal of temporary differences, resulting primarily from restructuring charges in fiscal 1997, which were not deductible for federal income tax purposes until the amounts are actually paid and tax net operating loss carryforwards. Recognition of the deferred tax assets is dependent on a number of factors, including the timing of reversal of the temporary differences and an assessment of the future realizability of the deferred tax assets.

    The Company has Federal tax net operating loss carryforwards of $89,100,000 expiring from fiscal years ended 2008 through 2017.

NOTE 13. LITIGATION

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

    In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation against the Company. The complaint alleges that the Company's partitioning software (included in Partition-It and Partition-It Extra Strength) violates a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and has amended its complaint to allege infringement of that patent as well. The plaintiff seeks an injunction against distribution of Partition-It and Partition-It Extra Strength and monetary damages. Although the Company believes the plaintiff's patents are invalid, there can be no assurance as to the actual outcome of this matter. The ultimate disposition of this matter could have a material adverse effect on the Company.

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

NOTE 14. COMMITMENTS

    The Company leases facilities under non-cancelable operating leases that expire through fiscal 2003. Rental expense for the years ended September 30, 1998, 1997 and 1996 amounted to approximately $2,661,000, $2,506,000 and
$4,367,000, respectively.

Minimum annual rental payments under these leases and sublease income are as follows (in thousands):

                                                Rental     Sublease
                  Year ending September 30     Payments     Income
                  ------------------------    ---------    --------
                   1999..................     $   2,147    $    684
                   2000..................         1,444         407
                   2001..................           113          --
                   2002..................            36          --
                   2003..................            36          --
                   Thereafter............            --          --
                                              ---------    --------
                        Total............         3,776       1,091
                                              ---------    --------

NOTE 15. MAJOR CUSTOMERS AND SEGMENT INFORMATION

    The Company sells its products primarily through distributors and dealers. Sales to the two largest distributors by the Company individually account for 23% and 17%; 19% and 15%; 20% and 11%; of the Company's consolidated net revenues for the years ended September 30, 1998, 1997 and 1996, respectively.

The Company is engaged in a single business segment -- the development and marketing of personal computer software. Geographic information is as follows (in thousands):

                                                  Year  ended September 30,
                                             ---------------------------------
                      Net Revenues             1998        1997        1996
               --------------------------    --------     -------    ---------
               United States.............    $ 37,892     $65,415    $ 109,200
               Europe....................       8,233      11,528       18,700
               Other foreign locations...       4,736       6,844        5,200
                                             --------     -------    ---------
                                             $ 50,861     $83,787    $ 133,100
                                             ========     =======    =========

    Net revenues from the Company's United States operations includes export shipments of $4,487,000, $4,899,000 and $1,486,000 respectively during fiscal 1998, 1997 and 1996.

               Operating income (loss):
                 United States.............    $ (23,857) $ (16,180)  $ (65,444)
                 Europe....................    $     419  $   2,127      (8,642)
                                               ---------  ---------   ---------
                                               $ (23,438) $ (14,053)  $ (74,086)
                                               =========  =========   =========
               Identifiable assets:
                 United States.............    $  17,843  $  52,404   $  73,184
                 Europe....................        1,682      3,477       3,597
                                               ---------  ---------   ---------
                                               $  19,525  $  55,881   $  76,781
                                               =========  =========   =========

NOTE 16. LIQUIDITY

    Cash and cash equivalents decreased $15,240,000 to $8,411,000 at September 30, 1998 from $23,651,000 at September 30, 1997. Working capital at September 30, 1998 was $1,955,000 as compared to $6,917,000 at September 30, 1997.

    Due to the Company's declining revenues, recurring net operating losses, continued restructurings, negative cash flow, reductions in working capital, a stockholders' deficit and the uncertainty associated with the impact on future operations and current products as a result of the acquisition of the Company by Symantec Corporation, there is no assurance that Quarterdeck will be able to continue as a going concern for fiscal 1999. Management's plans primarily relate to the Company becoming a wholly-owned subsidiary of Symantec upon consummation of the Merger, as described in Note 18 of the Consolidated Financial Statements.

NOTE 17. VALUATION RESERVE REVERSAL

    The market development fund (MDF) is designed to reimburse authorized Quarterdeck distributors for Quarterdeck related marketing activities. Quarterdeck's policy is to generally grant marketing funds to customers and reserve for this expense. During the fourth quarter of fiscal 1998, the Company reversed $1,520,000 of the allowance for marketing development funds as an offset to Sales and Marketing expense which was determined to no longer be necessary.

NOTE 18. SUBSEQUENT EVENT

    On October 15, 1998, Quarterdeck, Symantec and Oak Acquisition Corporation, a wholly owned subsidiary of Symantec, entered into the Merger Agreement whereby Symantec agreed to commence a cash tender offer for all outstanding shares of the Company at a price of $0.52 per share. The Merger Agreement further provided for a Merger of Oak Acquisition Corporation with and into the Company in which all remaining outstanding shares of the Company will be converted into the right to receive $0.52 per share ("Merger").

    On November 17, 1998 Symantec completed its tender offer obtaining approximately 65% of Quarterdeck's outstanding shares of common stock and common stock equivalents. Upon consummation of the Merger, which is expected to occur in February 1999, the Company will become a wholly-owned subsidiary of Symantec.

    In connection with the Merger Agreement, Quarterdeck and Symantec concurrently entered into a License Agreement under which Quarterdeck granted Symantec the non-exclusive right to, among other things, distribute Quarterdeck's CleanSweep product. Symantec's right to distribute CleanSweep commenced upon consummation of the tender offer.

    On December 8, 1998, the Company reevaluated the reserve for sales returns using all the up to date information available, including the level of sell through activity subsequent to the announcement of the Symantec transaction discussed above. The Company is not able to separate the impact of the decline in sell through in the channel and the effects of the Symantec transaction. The sell through of the Company's products continued to decline subsequent to year end and the Company used this information in its decision to increase its estimate of reserve for returns by $1,225,000 as of September 30, 1998.

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 Year ended September 30, 1998, 1997 and 1996
                                (in thousands)

                                                                       Balance      Additions
                                                                         at          Charged                    Balance
                                                                      Beginning        to                       at End
            September 30,                Item                        of the Year     Expenses    Deductions   of the Year
            -------------   ---------------------------------------  ----------      --------   ------------  -----------
               1998         Allowance for doubtful accounts........    $ 1,761       $    12    $   (849)(1)  $     924
               1997         Allowance for doubtful accounts........      2,032           379        (650)(1)      1,761
               1996         Allowance for doubtful accounts........        870         1,903        (741)(1)      2,032
               1998         Inventory obsolescence reserve.........        943           529        (383)         1,089
               1997         Inventory obsolescence reserve.........      3,978         2,075      (5,110)           943
               1996         Inventory obsolescence reserve.........        676         3,914        (612)         3,978
               1998         Sales returns reserve..................      4,243        16,374     (15,511)(2)      5,106
               1997         Sales returns reserve..................      7,213        16,705     (19,675)(2)      4,243
               1996         Sales returns reserve..................      3,280        31,889     (27,956)(2)      7,213
               1998         Marketing development fund reserve.....      3,242         4,562      (5,334)         2,470
               1997         Marketing development fund reserve.....      3,774         4,562      (5,094)         3,242
               1996         Marketing development fund reserve.....      1,051        11,673      (8,950)         3,774
               1998         Allowance for rebates .................        -           4,626      (3,904)           722

----------

(1) Uncollectible accounts written off, net of recoveries.

(2) Products returned.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Marina del Rey, State of California, on December 22, 1998.

                                       QUARTERDECK CORPORATION

                                       By: /s/  HOWARD BAIN III
                                         ---------------------------------------
                                          Howard Bain III
                                          Chief Executive Officer, Director

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                           Title                                        Date
            ---------                           -----                                        ----
   /s/ HOWARD BAIN III               Chief Executive Officer, Director                 December 22, 1998
----------------------------------
       Howard Bain III

   /s/ FRANK R. GREICO               Chief Financial Officer                           December 22, 1998
----------------------------------
       Frank R. Greico

   /s/ GORDON E. EUBANKS, JR.        Director                                          December 22, 1998
----------------------------------
       Gordon E. Eubanks, Jr

   /s/ DEREK WITTE                   Director                                          December 22, 1998
----------------------------------
       Derek Witte

   /s/ ENRIQUE T. SALEM              Director                                          December 22, 1998
----------------------------------
       Enrique T. Salem

   /s/ FRANK W.T. LAHAYE             Director                                          December 22, 1998
----------------------------------
       Frank W.T. LaHaye

   /s/ KING R. LEE                   Director                                          December 22, 1998
----------------------------------
       King R. Lee

   /s/ HOWARD L. MORGAN              Director                                          December 22, 1998
----------------------------------
       Howard L. Morgan