Form 10-Q
period 1998-12-31
QUARTERDECK CORP
filed 1999-02-12
CIK 707668

--------------------------------------------------------------------------------

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

               For the Quarterly Period Ended December 31, 1998

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

         The number of shares of the Registrant's common stock, $.001 par value, outstanding as of January 29, 1999 was 89,760,799.

--------------------------------------------------------------------------------

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                               December 31, 1998


                                     INDEX

                                                                   Page No.
                                                                   --------

                        Part I.  Financial Information


Item 1.  Financial Statements

            Consolidated Balance Sheets as of December 31, 1998
            (unaudited) and September 30, 1998                                         3

            Consolidated Statements of Operations for the three
            months ended December 31, 1998 and 1997 (unaudited)                        4

            Consolidated Statements of Cash Flows for the three
            months ended December 31, 1998 and 1997 (unaudited)                        5

            Notes to Consolidated Unaudited Financial Statements                       6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                11


                          Part II.  Other Information


Item 1.  Legal Proceedings                                                            15

Item 6.  Exhibits and Reports on Form 8-K                                             15

Signatures                                                                            16

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
         (Amounts in thousands, except for share and per share amounts)

                                     ASSETS

                                                                        December 31,   September 30,
                                                                            1998           1998
                                                                        ------------   -------------
                                                                         (Unaudited)
Current assets:
 Cash and cash equivalents                                                   $ 2,539         $ 8,411
 Trade accounts receivable                                                     3,379           2,990
 Inventories                                                                     199             968
 Other current assets                                                          1,341           2,022
                                                                             -------         -------
      Total current assets                                                     7,458          14,391

 Equipment and leasehold improvements, net                                     2,818           3,640
 Capitalized software costs, net                                                 450             641
 Other assets                                                                    135             853
                                                                             -------         -------
      Total assets                                                           $10,861         $19,525
                                                                             =======         =======

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                          $    13          $ 2,040
   Accrued liabilities                                                         8,036            7,623
   Accrued acquisition                                                           142               34
   Accrued restructuring                                                       6,735            2,400
   Income tax payable                                                            491              309
   Current portion of long-term obligations                                       22               30
                                                                           ---------        ---------
        Total current liabilities                                             15,439           12,436

   Convertible notes                                                          25,000           25,000
   Long-term obligations, less current portion                                    22               22
                                                                           ---------        ---------
        Total liabilities                                                     40,461           37,458
                                                                           ---------        ---------

Stockholders' deficit:
   Series C Preferred stock (par value $1,000, authorized: 29,000;
        issued and outstanding: 0 and 4,615 shares, respectively,
        liquidation preference $0 and $4,615, respectively)                        --           4,371
   Common stock (100,000,000 shares; issued
     and outstanding: 89,761,000 and 66,653,000 shares, respectively)              90              67
   Additional paid-in capital                                                 105,941         100,176
   Accumulated deficit                                                       (134,732)       (121,329)
   Foreign currency translation adjustment                                       (340)           (389)
   Note receivable from directors for sale of stock                                --             (18)
   Net unrealized loss on marketable securities                                    --            (252)
   Treasury stock                                                                (559)           (559)
                                                                            ---------       ---------
        Total stockholders' deficit                                           (29,600)        (17,933)
                                                                            ---------       ---------
        Total liabilities and stockholders' deficit                         $  10,861       $  19,525
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

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
           CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                                                    Three Months Ended
                                                                        December 31,
                                                              -------------------------------
                                                                      1998        1997
                                                                      ----        ----
Net revenues                                                       $  5,769     $20,626
Cost of revenues                                                      2,859       4,709
                                                                   --------     -------
     Gross profit                                                     2,910      15,917

Operating expenses:
     Research and development                                         1,167       4,681
     Sales and marketing                                              3,214       8,378
     General and administrative                                       2,029       2,807
     Acquisition costs                                                1,272          --
     Restructuring charges                                            7,674         (51)
                                                                   --------     -------
     Total operating expenses                                        15,356      15,815
                                                                   --------     -------
Operating income (loss)                                             (12,446)        102

Interest expense, net                                                  (735)       (267)
Other income (expense)                                                 (222)        497
                                                                   --------     -------
Income (loss) before income taxes                                   (13,403)        332
Provision for income taxes                                                0          16
                                                                   --------     -------
Net income (loss)                                                  $(13,403)    $   316
                                                                   ========     =======

Net income (loss) per share:
 Basic                                                               $(0.16)      $0.01
                                                                   --------     -------
 Diluted                                                             $(0.16)      $0.00
                                                                   --------     -------
Shares used to compute net income (loss) per share:
 Basic                                                               84,002      43,363
                                                                   --------     -------
 Diluted                                                             84,002      67,628
                                                                   --------     -------

The accompanying notes are an integral part of these consolidated unaudited condensed financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES
           CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                             Three Months Ended
                                                                                 December 31,
                                                                            -----------------------
                                                                               1998          1997
                                                                            ----------     --------
Cash flows from operating activities:
 Net income (loss)                                                          $  (13,403)    $   316
 Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
 Depreciation and amortization of equipment and leasehold improvements             594       1,010
 Amortization of capitalized software costs                                        156         230
  Write-off of capitalized software costs and other intangibles                    345          --
  Write-off of property and equipment                                               58          --
  Loss on sales of fixed assets                                                    101          --
  Gain on sale of building                                                          --        (497)
  Loss on sale of Infonautics                                                       63          --
 Changes in assets and liabilities:
  Trade accounts receivable                                                       (389)     (2,957)
  Inventories                                                                      769         (75)
  Other current assets                                                              69       1,879
  Other assets                                                                     408         183
  Accounts payable                                                              (2,027)       (809)
  Accrued liabilities                                                              413        (511)
  Accrued acquisition and restructuring                                          4,443      (1,328)
  Income tax payable                                                               182         (55)
 Foreign currency translation adjustment                                            49          18
                                                                            ----------     -------
   Net cash used in operating activities                                        (8,169)     (2,596)
                                                                            ----------     -------

Cash flows from investing activities:
  Capital expenditures                                                             (42)       (692)
  Proceeds from sale of building                                                    --       7,700
  Proceeds from sale of investment in Infonautics                                  801          --
  Proceeds from sale of fixed assets                                               111          --
                                                                            ----------     -------
   Net cash provided by investing activities                                       870       7,008
                                                                            ----------     -------

Cash flows from financing activities:
  Net proceeds from issuance of Series C Preferred stock                            --       2,782
  Principal debt repayments                                                         --      (3,954)
  Notes payable to banks                                                            --          --
  Net payments under long-term obligations                                          (8)        (25)
  Net proceeds from issuance of common stock                                        56          37
  Net proceeds from the exercise of warrants                                     1,379          --
                                                                            ----------     -------
   Net cash provided by (used in) financing activities                           1,427      (1,160)
                                                                            ----------     -------
   Net increase (decrease) in cash and cash equivalents                         (5,872)      3,252
Cash and cash equivalents at beginning of period                                 8,411      23,651
                                                                            ----------     -------
Cash and cash equivalents at end of period                                  $    2,539     $26,903
                                                                            ==========     =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Interest                                                                 $      789     $   263
   Income taxes                                                             $       --     $    --
                                                                            ----------     -------
   Non cash issuance of common stock in exchange
   for Series C Preferred stock                                                  5,750          --

  The accompanying notes are an integral part of these consolidated unaudited condensed financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Unaudited Condensed Financial Statements

1.       Basis of Presentation

     The accompanying consolidated financial statements of Quarterdeck Corporation are unaudited (except for the Balance Sheet as of September 30, 1998) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in Quarterdeck's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. In the opinion of management, the accompanying consolidated unaudited financial statements include all adjustments which are necessary for a fair presentation. The results of operations for the three-month period ended December 31, 1998 are not necessarily indicative of results to be expected for the full fiscal year.

2.       General

     Quarterdeck Corporation develops and markets PC helpware -- software designed to prevent and solve PC performance problems, especially those encountered in networked -- Internet and Intranet -- environments. The Company's goal is to make personal computing trouble-free for users and network administrators alike, while reducing the need for live technical support. Quarterdeck's current product line, which addresses storage management, system conflict resolution, virus protection, system updating, and enhanced access to networked information and communications resources, is marketed to both end-users and businesses via retail distribution, corporate resellers and OEM, direct marketing channels, and the Internet.

     The Company was incorporated in California in 1982 as Quarterdeck Office Systems. In June 1991, the Company changed its state of incorporation from California to Delaware, and in February 1995 changed its name to Quarterdeck Corporation.

     On October 15, 1998, Quarterdeck, Symantec Corporation and Oak Acquisition Corporation, a wholly-owned subsidiary of Symantec, entered into a merger agreement whereby Symantec agreed to commence a cash tender offer for all outstanding shares of the Company's common stock including the associated Preferred stock purchase rights at a price of $0.52 per share. On November 17, 1998 Symantec completed its tender offer obtaining approximately 65% of Quarterdeck's outstanding shares of common stock and common stock equivalents. The Company incurred and expensed approximately $1.3 million in broker and legal fees relating to this transaction. The merger agreement further provided for a merger of Oak Acquisition Corporation with and into the Company (the "merger") in which all remaining outstanding shares of the Company will be converted into the right to receive $0.52 per share. Upon consummation of the merger, which is expected to occur in March 1999, the Company will become a wholly-owned subsidiary of Symantec. In connection with the merger agreement, Quarterdeck and Symantec concurrently entered into a license agreement under which Quarterdeck granted Symantec the non-exclusive right to, among other things, distribute Quarterdeck's CleanSweep product. Symantec's right to distribute CleanSweep commenced upon consummation of the tender offer. The CleanSweep license agreement generated $33,000 in royalty revenue for the quarter ended December 31, 1998.

     The principal offices of the Company are currently located at 13160 Mindanao Way, Third Floor, Marina del Rey, California 90292, telephone number
(310) 309-3700.

3.           Balance Sheet Information

                                                                                  December 31,     September 30,
                                                                                     1998              1998
                                                                                 -------------      -------------
                                                                                          (in thousands)
 Trade accounts receivable:
  Receivables..................................................................    $12,571          $12,212
  Less:  allowance for doubtful accounts.......................................     (1,238)            (924)
  Less:  allowance for sales returns...........................................     (5,078)          (5,106)
  Less:  allowance for market development funds................................     (2,309)          (2,470)
  Less:  allowance for rebates.................................................       (567)            (722)
                                                                                   -------          -------
                                                                                   $ 3,379          $ 2,990
                                                                                   =======          =======

 Other current assets:
  Prepaid royalties............................................................     $  295          $   203
  Income tax receivable........................................................         79               79
  Other prepaid expenses.......................................................        819              886
  Notes receivable.............................................................         --               33
  Advances to employees........................................................         --                2
  Marketable security - Infonautics............................................         --              612
  Other........................................................................        148              207
                                                                                   -------          -------
                                                                                   $ 1,341          $ 2,022
                                                                                   =======          =======

 Equipment and leasehold improvements:
  Computer equipment...........................................................    $ 6,066          $ 6,060
  Office furniture and equipment...............................................      4,157            5,409
  Office furniture and equipment under capital
   leases......................................................................         --               30
  Leasehold improvements.......................................................      1,954            1,944
                                                                                   -------          -------
                                                                                    12,177           13,443

  Less:  accumulated depreciation and amortization.............................     (9,359)          (9,803)
                                                                                   $ 2,818          $ 3,640
                                                                                   =======         ========

 Capitalized software costs:
  Capitalized software costs...................................................    $ 5,498          $ 5,498
  Less:  accumulated amortization..............................................     (5,048)          (4,857)
                                                                                   -------          -------
                                                                                   $   450          $   641
                                                                                   =======         ========

 Other assets:
  Intangible assets acquired, net..............................................    $    --          $   322
  Other........................................................................        135              531
                                                                                   -------          -------
                                                                                   $   135          $   853
                                                                                   =======          =======
 Accrued liabilities:

  Accrued expenses.............................................................    $ 6,736          $ 5,329
  Accrued legal................................................................        360              666
  Accrued royalties............................................................        290              980
  Accrued technical support....................................................        650              648
                                                                                   -------          -------
                                                                                   $ 8,036          $ 7,623
                                                                                   =======         ========

4.       Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 1998 amounted to $2,539,000.

5.       Computation of Net Income per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, for which common stock equivalents are not considered, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure statements. The Company adopted SFAS No. 128 as of the quarter ended December 31, 1997. All prior periods were restated.

     The following table sets forth the computation of basic and diluted net income per share:

                                                                  Three Months Ended
                                                                      December 31,
                                                                   -------------------
                                                                     1998       1997
                                                                   --------    -------
Numerator:
Net income; net income available to common stockholders
 and net income available to common stockholders after
 required conversion:                                              $(13,403)   $   316
                                                                   ========    =======

Denominator:
Shares used for basic net income
  per share calculation  weighted average shares outstanding         84,002     43,363

Effect of dilutive securities:
   Series C convertible Preferred stock and warrants                     --     24,234
   Stock options                                                         --         31
                                                                   --------    -------
Shares used for diluted net income per share calculation             84,002     67,628
                                                                   ========    =======

     No adjustment was required in calculating net income available to common stockholders after assumed conversion, as there are no dividend requirements on the Company's Series C Preferred stock.

     Options to purchase 6,893,000 shares at a weighted average exercise price of $2.35 were outstanding during the three months ended December 31 1998, but were not included because their effect would be anti-dilutive. Options to purchase 6,873,000 shares at a weighted average exercise price of $3.52 were outstanding during the three months ended December 31, 1997, but were not included because their effect would also be anti-dilutive.

     Warrants to purchase 904,000 shares at a weighted average exercise price of $7.44 were outstanding during the three months ended December 31, 1998, and 1997, but were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

     Warrants to purchase 25,000 shares at a weighted average exercise price of $7.20 were outstanding during the three months ended December 31, 1998, and 1997, but were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

     Approximately 1,180,000 shares issuable upon the conversion of convertible notes were not included in either period as the effect would be anti-dilutive. The Company had $25,000,000 of convertible notes outstanding at December 31, 1998, and 1997.

6.       Restructuring Charges

     During November 1998, the Company implemented a restructuring plan designed to integrate Quarterdeck's operations into those of Symantec's. Restructuring charges totaling $7,674,000 included $3,647,000 to close down operations and consolidate offices, $3,420,000 for severance payments to terminated employees and $607,000 of other restructuring costs relating to the write-off of impaired assets.

     The following is an analysis of the significant components of the fiscal 1999 restructuring and other charges (in thousands):

                                                  Discontinuance and                    Other
                                                   consolidation of                 Restructuring
                                                       offices         Severance        Costs          Total
                                                  ------------------   ----------   --------------   ---------
Accrued, November 30, 1998.....................         $3,647           $ 3,420         $ 607        $ 7,674
Non-cash costs.................................             --                --          (482)          (482)
Cash payments..................................             --            (1,152)           --         (1,152)
                                                        ------           -------         -----        -------
Accrued, December 31, 1998.....................         $3,647           $ 2,268         $ 125        $ 6,040
                                                        ======           =======         =====        =======

     During June 1998, the Company implemented a restructuring plan which was designed to reduce the ongoing level of operating expenses to one which could be supported by a reduced revenue base, to reduce the Company's cash requirements over the following two quarters to be either cash neutral or cash positive, to exit non-core business ventures and operations which did not produce an acceptable level of profitability for the Company, and to convert from an expense structure which is mainly "fixed" to one that is more variable in nature. As a result, the Company recorded charges totaling $2,830,000 in June 1998 of which $2,182,000 were recorded to accrue amounts owed under employee severance agreements and other consulting arrangements, $377,000 for ongoing lease payments for vacant facilities and early lease cancellation fees, and $271,000 for write downs of fixed assets of business units being closed or divested. An additional $150,000 of restructuring charges were recorded in September 1998.

     The following is an analysis of the significant components of the fiscal 1998 restructuring and other charges (in thousands):

                                                  Discontinuance and    Severance      Write-off
                                                   consolidation of        and       property and
                                                        offices           other        equipment      Total
                                                  -------------------   ----------   -------------   --------
Accrued, September 30, 1998....................           $ 204            $1,195        $ 18        $ 1,417
Non-cash costs.................................             (13)               --          --            (13)
Category reclass...............................              60               (60)         --             --
Cash payments..................................            (174)             (855)         --         (1,029)
                                                          -----            ------        ----        -------
Accrued, December 31, 1998.....................           $  77            $  280        $ 18        $   375
                                                          =====            ======        ====        =======

     During September 1997, the Company implemented a restructuring plan, which was designed to focus the Company on the new corporate strategy, which resulted in charges totaling $11,051,000. As part of the restructuring, the net book value of the building in Columbia, Missouri was written down by $5,803,000, to $7,000,000, the Company's estimated fair market value. This building and certain furniture and fixtures were sold during the quarter ended December 31, 1997 resulting in a net gain of $497,000. See subsequent event footnote 8 for further discussion of business units closed or divested.

     The following is an analysis of the significant components of the fiscal 1997 restructuring and other charges (in thousands):

                                                  Discontinuance and    Severance     Write-off
                                                   consolidation of        and       property and
                                                        offices           other       equipment      Total
                                                  -------------------   ----------   ------------   -------
Accrued, September 30, 1998....................           $251              $ 712        $20         $ 983
Non-cash costs.................................             --                 --         --            --
Cash payments..................................            (67)              (596)        --          (663)
                                                          ----              -----        ---         -----
Accrued, December 31, 1998.....................           $184              $ 116        $20         $ 320
                                                          ====              =====        ===         =====

     Quarterdeck currently expects this restructuring accrual to be utilized, primarily through cash disbursements, through the quarter ending March 31, 1999. The Company anticipates the cash effect of such disbursements to be of declining significance until this time.

7.  Legal Proceedings

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

     In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation against the Company. The complaint alleges that the Company's partitioning software (included in Partition-It and Partition-It Extra Strength) violate a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and has amended its complaint to allege infringement of that patent as well. The plaintiff seeks an injunction against distribution of Partition-It and Partition-It Extra Strength and monetary damages. The Company believes this action has no merit and intends to defend the lawsuit vigorously, however, there can be no assurance as to the actual outcome of this matter. The ultimate disposition of this matter could have a material adverse effect on the Company.

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


8.       Comprehensive Income (Loss)

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was adopted as of October 1, 1998. This Statement requires reporting of changes in shareholders' equity that do not result directly from transactions with shareholders. An analysis of these changes follows:


                                                                            Three Months Ended
                                                                                December 31
                                                                            --------------------
Quarter Ended                                                                  1998       1997
                                                                            ---------   --------
Net income (loss)                                                           $(13,403)      $ 316
Foreign currency translation adjustments                                          49          18
Realization of unrealized loss on marketable securities                          252          --
Change in unrealized loss on marketable securities                                --        (216)
                                                                            --------       -----
Comprehensive net income (loss)                                             $(13,102)      $ 118
                                                                            ========       =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other information, including information set forth in the Company's Form 10-K for the fiscal year ended September 30, 1998, and all other recent filings Quarterdeck has made with the Securities and Exchange Commission, before making an investment decision with respect to the Company's stock.

  In addition to an analysis of recent and historical financial results, this Form 10-Q includes a discussion of certain of Quarterdeck's business risks, including risks which are inherent to software development. Quarterdeck has sought to identify and disclose the significant risks to its business. However, the Company cannot predict where or to what extent any of such risks may be realized nor can there be any assurance that Quarterdeck has identified all possible issues, which the Company faces now or may face in the future.

  This Form 10-Q contains forward-looking statements which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Within this Form 10-Q, words such as "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies, sell-through of products in the sales channel, successful completion of the integration into Symantec, the ability to reduce operating expenses and other factors described throughout this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligations to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Pending Merger

  On October 15, 1998, Quarterdeck, Symantec Corporation and Oak Acquisition Corporation, a wholly-owned subsidiary of Symantec, entered into a merger agreement whereby Symantec agreed to commence a cash tender offer for all outstanding shares of the Company's common stock including the associated Preferred stock purchase rights at a price of $0.52 per share. The merger agreement further provided for the merger of Oak Acquisition Corporation with and into the Company in which all remaining outstanding shares of the Company's common stock will be converted into the right to receive $0.52 per share. On November 17, 1998 Symantec completed its tender offer obtaining approximately 65% of Quarterdeck's outstanding shares of common stock and common stock equivalents. Upon consummation of the merger, which is expected to occur in March 1999, the Company will become a wholly-owned subsidiary of Symantec. In connection with the merger agreement, Quarterdeck and Symantec concurrently entered into a license agreement under which Quarterdeck granted Symantec the non-exclusive right to, among other things, distribute Quarterdeck's CleanSweep product. Symantec's right to distribute CleanSweep commenced upon consummation of the tender offer. The CleanSweep license agreement generated $33,000 in royalties for the quarter ended December 31, 1998.

  After the closing of the tender offer, Quarterdeck's operations were substantially integrated into those of Symantec and the number of Quarterdeck employees was reduced from approximately 176 persons as of October 1, 1998 to approximately 73 as of December 31, 1998, and approximately 10 as of January 31, 1999. Such activities had a material effect on the Company's operations and financial results for the quarter ended December 31, 1998. As a consequence, any comparisons to prior periods are not meaningful and additional explanations of variations in results of operations between the corresponding prior year periods generally have not been included in this Form 10-Q.

Results of Operations

     Net Revenues: The Company's net revenues consist of gross sales of its products, less provisions for returns and customer allowances. In the retail and corporate reseller channels, the Company's main sales vehicles, gross sales are recorded as products are shipped on order to first-tier distributors, with provisions for returns. These provisions reflect the industry's practice of often accepting returns from distributors, resellers, and retailers of products not sold through to final customers. If projected sell-through does not occur, actual returns may exceed earlier provisions, and net revenues for a period may suffer significant declines even when distributor orders for new or replacement products are meeting expectations.

     Net revenues for the three months ended December 31, 1998 of $5,769,000 decreased 72.0% or $14,857,000 from net revenues of $20,626,000 for the three months ended December 31, 1997. Net revenues for the quarter ended December 31, 1998 primarily consisted of ProComm and CleanSweep sales. In addition to the negative sales impact related to the integration of Quarterdeck's operations into those of Symantec, the Company experienced a continued decline in sales of ProComm. CleanSweep sales were also negatively impacted by the industry shift to "suite products" which bundle a number of utility products into one package.

     The majority of Quarterdeck's revenues are derived from US sales. The relative contribution from international revenues was approximately 13.1% and 24.1% of the Company's net revenues for the three month periods ended December 31, 1998 and 1997, respectively.

     Cost of Revenues: Cost of revenues include materials, production, packaging, documentation and media, amortization of capitalized software costs, technical support and certain license fees paid to third parties. For the three months ended December 31, 1998, cost of revenues of $2,859,000 decreased 39.3% or $1,850,000 from cost of revenues of $4,709,000 for the three months ended December 31, 1997, while increasing as a percent of net revenues to 49.6% from 22.8% for the three months ended December 31, 1998 and 1997, respectively. The increase as a percent of revenues was primarily related to production costs of $1,554,000 and technical support costs of $526,000, which in the aggregate represent 72.8% of total cost of revenue and do not vary in proportion to sales. In addition, royalty fees of $624,000 also increased as a percent of revenues due to the fact that products that carry a high royalty rate such as ProComm represented the majority of net revenues.

     Software development and purchased software costs are capitalized once technological feasibility is achieved and are generally amortized over one to three year periods, commencing upon initial product release. For the three months ended December 31, 1998 and 1997, Quarterdeck did not capitalize any internal software development costs. For the three months ended December 31, 1998, amortization of previously capitalized software costs of $156,000 decreased 32.2% or $74,000 from amortization of capitalized software costs of $230,000 for the three months ended December 31, 1997 due to some previously capitalized costs having been fully amortized or written off.

Operating Expenses

     Operating expenses for the three months ended December 31, 1998 of $15,356,000 decreased 2.9% or $459,000 from total operating expenses of $15,815,000 for the three months ended December 31, 1997, but increased as a percent of net revenues to 266.2% from 76.7% for the three months ended December 31, 1998, and 1997 respectively. The dollar decline in total operating expenses primarily resulted from the integration of the Company's operations into Symantec's. During this time, the number of Quarterdeck employees was reduced from 176 as of September 30, 1998 to 73 as of December 31, 1998 and approximately 10 as of January 31, 1999. The increase as a percentage of net revenues was due to the decline in net revenues. See net revenues discussion for more details.

     Research and Development: Research and development expenses consist primarily of salaries, benefits and consulting fees to support product development, including product testing and documentation. For the three months ended December 31, 1998, research and development expenses of $1,167,000 decreased 75.1% or $3,514,000 from research and development expenses of $4,681,000 for the three months ended December 31, 1997, while decreasing as a percent of net revenues to 20.2% from 22.7% for the three months ended December 31, 1998 and 1997, respectively. Research and development spending for the quarter ended December 31, 1998 was significantly reduced for all products other than CleanSweep and ProComm.

     Sales and Marketing: Sales and marketing expenses consist of salaries and commissions and related costs of sales and marketing and customer service personnel as well as advertising, trade show and promotional expenses. For the three months ended December 31, 1998, sales and marketing expenses of $3,214,000 decreased 61.6% or $5,164,000 from sales and marketing expenses of $8,378,000 for the three months ended December 31, 1997 while increasing as a percent of net revenues to 55.7% from 40.6% for the three months ended December 31, 1998 and 1997, respectively. The increase as a percent of revenues was primarily due to sales and marketing spending related to products that were de-emphasized subsequent to the acquisition by Symantec.

     General and Administrative: General and administrative expenses consist of salaries and related costs of support departments, overhead and facilities. For the three months ended December 31, 1998, general and administrative expenses of $2,029,000 decreased 27.7% or $778,000 from general and administrative expenses of $2,807,000 for the three months ended December 31, 1997, while increasing as a percent of net revenue to 35.2% from 13.6% for the three months ended December
31, 1998 and 1997, respectively.   The increase as a percent of
revenues is primarily due to the fact that general and administrative expenses do not vary in proportion with revenues. In addition, a charge of $342,000 to the bad debt reserve also contributed to the increase.

     Acquisition Costs: During November 1998, the Company incurred merger costs totaling $1,272,000 relating to the transaction with Symantec Corporation. These costs consist primarily of investment banking and legal fees.

     Restructuring: During November 1998, the Company implemented a restructuring plan to merge Quarterdeck's operations into Symantec's operations. The restructuring charges totaling $7,674,000 included $3,647,000 to close down operations and consolidate offices, $3,420,000 for severance payments to terminated employees, and $607,000 of other restructuring costs relating to the write-off of impaired assets.

     Other income/expense: For the three months ended December 31, 1998, net other expense of $222,000 related to losses resulting from the sales and write off of fixed assets of $159,000 and a loss of $63,000 on the sale of Infonautics securities. For the three months ended December 31, 1997, net other income of $497,000 primarily represents the gain realized upon the sale of the Columbia, Missouri building on December 30, 1997.

     Net Interest expense: For the three months ended December 31, 1998, net interest expense of $735,000 increased 175.8% or $468,000 from net interest expense of $267,000 for the three months ended December 31, 1997, while increasing as a percent of net revenues to 12.7% from 1.3% for the three months ended December 31, 1998 and 1997, respectively. Included in interest expense is $370,000 of convertible note issuance cost written off pursuant to the acquisition. For the three months ended December 31, 1998, interest income of $84,000 decreased 72.2% or $218,000 from interest income of $302,000 for the three months ended December 31, 1997, while remaining constant as a percent of net revenues of 1.5% for the three months ended December 31, 1998 and 1997 respectively.

     Income Taxes: A valuation allowance was recorded for income tax expense as it relates to foreign operations to offset 100% of the Company's $43,173,000 net deferred tax asset as of December 31, 1998. The net deferred tax asset of $43,173,000 (before applying the valuation allowance) is comprised of the estimated tax effect of expected future reversing temporary differences and tax net operating losses, relating in part to charges taken for book purposes that are not deductible for federal income tax purposes until the amounts are paid in the future. Management believes that due to recent financial results it is appropriate to record a full valuation allowance until such time as it becomes more likely than not that the Company will realize some or all of the benefit of the net deferred tax asset.

Recent Accounting Pronouncements

  SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. SFAS No. 132 revises the disclosure requirements for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for fiscal years beginning after December 15, 1997 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

  SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted SFAS No. 130 effective October 1, 1998.

  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company has adopted SFAS No. 131 effective October 1, 1998.

  The AICPA issued Statement of Position 97-2, "Software Revenue Recognition," (SOP 97-2) effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has adopted SOP 97-2 for transactions entered into on and after October 1, 1998. The adoption of SOP 97-2 did not have a material impact on the operating results of the Company for the quarter ending December 31, 1998.

Liquidity and Capital Resources

     Cash and cash equivalents decreased $5,872,000 to $2,539,000 at December 31, 1998, from $8,411,000 at September 30, 1998. The Company had a working capital deficit of $7,981,000 at December 31, 1998, as compared to working capital of $1,955,000 at September 30, 1998, representing a decrease in working capital of $9,936,000.

     Operating activities: Cash used in operating activities of $8,169,000 was primarily due to the net loss of $13,403,000 plus $2,416,000 of increases in accounts receivable and decreases in accounts payable, offset by non-cash charges of $1,317,000 and reductions in inventory, other current assets, other assets along with increases in accrued liabilities, accrued acquisition and restructuring, income tax payable, and foreign currency translation of $6,333,000.

     The reduction in accounts payable was due to payments made to trade vendors and an overall decline in the level of the Company's operating expenses as a result of the execution of the restructuring plans. The increase in accrued acquisition and restructuring charges was due to the restructuring accrual recorded in the quarter ended December 31, 1998. The increase in accounts receivable was due to sales of newly released products for which invoices were not due for payment prior to the end of the quarter. The reduction in other current assets was largely due to cash receipts resulting from the sale of the Infonautics investment.

     Financing Activities: On March 28, 1996, the Company issued $25,000,000 principal amount of 6% convertible senior subordinated notes, due 2001 ("Notes"), to an institutional investor in a private placement pursuant to the terms of a note agreement, dated March 1, 1996. The Company is currently in default of covenants under its convertible bond agreement. However, Symantec has reached agreement with the bondholders such that the Notes are required to be paid in full upon the earlier of consummation of the merger, or March 31, 1999, without any premium.

     In April 1997, the Company established an asset based line of credit with Greyrock Business Credit, a division of NationsBank. Maximum borrowings under the new line are the lesser of $12,000,000 and the sum of 85% of eligible accounts receivable, 50% of Quarterdeck International Limited ("Qil") eligible receivables plus the value of inventory to a maximum of $2,000,000. The line can be used for general corporate purposes, including investments and acquisitions, and bears interest at prime plus 2%. The line is secured by substantially all assets of Quarterdeck. The Company is obligated to pay a minimum interest charge of $10,000 per month and comply with certain other non-financial covenants and restrictions. At December 31, 1998, the Company had no borrowings under the line. The current term of the agreement matures on March 31, 1999. This agreement is automatically renewable for successive additional one-year terms unless advance notification is provided by either party prior to the next maturity date. It is anticipated that the line will be terminated upon consummation of the merger.

     In September 1997, and between October 1997 and November 1998, the Company issued an aggregate of 31,900 shares of Series C Convertible Preferred Stock and Warrants, resulting in net proceeds to the Company of $18,897,000 (after expenses and the repurchase of $10,000,000 of Series B Preferred Stock).

     Due to the Company's declining revenues, recurring net operating losses, continued restructuring, negative cash flow and the uncertainty associated with the impact of the acquisition of the Company by Symantec Corporation, there is no assurance that Quarterdeck will be able to continue as a going concern for fiscal 1999.

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

     In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation against Quarterdeck. The complaint alleges that Quarterdeck's partitioning software (included in Partition-It and Partition-It Extra Strength) violates a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and has amended its complaint to allege infringement of that patent as well. The plaintiff seeks an injunction against distribution of Partition-It and Partition-It Extra Strength and monetary damages. The Company believes this action has no merit and intends to defend the lawsuit vigorously, however, there can be no assurance as to the actual outcome of this matter. The ultimate disposition of this matter could have a material adverse effect on the Company.

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

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           QUARTERDECK CORPORATION
                                                (Registrant)



Date: February 12, 1998                    /s/  Arthur F. Courville
                                           -------------------------
                                           Arthur F. Courville
                                           Vice President
                                           (duly authorized officer)



Date:  February 12, 1998                   /s/ Andrew D. McCormac
                                           -------------------------
                                           Andrew D. McCormac
                                           Sr. Vice President of Finance
                                           (Chief Accounting Officer)