Form 10-K/A
period 1998-09-30
QUARTERDECK CORP
filed 1999-03-01
CIK 707668

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                  FORM 10-K/A

                               ----------------

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended September 30, 1998

                          Commission File No. 0-19207

                            QUARTERDECK CORPORATION
            (Exact name of registrant as specified in its charter)

                               ----------------

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $0.001

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock (based on the last sale price of such stock as reported on the OTC Bulletin Board) held by non-affiliates of the registrant as of November 30, 1998 was $15,766,744.

  The number of shares of the Registrant's common stock outstanding as of November 30, 1998 was 89,760,799.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  Quarterdeck believes the solution lies not in reversing the advance of PC power, functionality, storage capacity, and networkability but instead in supplementing these advances with equally smart "helpware"--new software technologies that automatically detect, prevent, and resolve personal computer problems and replace outside technical support with user-friendly self-help and automatic-help tools.

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

Products and Technology

  Quarterdeck develops and licenses technology and assembles and sells products, to provide automatic help and user self-help capabilities in five key categories of networked PC system management: Conflict Resolution, Storage, Security, Disk Imaging and Network Access. In these categories, the Company currently markets the following new or recently upgraded product lines:

    Technology category                         Product lines
    -------------------                         -------------
 .  Conflict Resolution:       RealHelp, Crash Defender, Utility Pack
   preventing, diagnosing,
   and solving problems
   among diverse software
   and/or system hardware
   elements
 .  Storage: cleaning and      CleanSweep, Remove-It, Partition-It, Utility Pack
   optimizing disk space and
   memory
 .  Security: protecting       ViruSweep, Utility Pack
   systems against viruses,
   rogue agents, and
   intruders
 .  Disk Imaging: creating     DiskClone
   exact copies of disk
   images for OS migration
   and new PC deployment
 .  Network Access: enhancing  ProComm Plus, Rapid Remote, WebCompass user access to networked
   information and
   communication resources

  In fiscal 1998, ProComm Plus and Cleansweep--leaders in their respective markets--were the largest revenue producers among these product lines. The Company expects to release a new version of CleanSweep during the quarter ending March 31, 1999. The DiskClone product line was launched in mid fiscal 1998, Crash Defender and the Quarterdeck Utility Pack were launched in late fiscal 1998. During fiscal 1998, as a result of the Company's restructuring efforts designed to return the Company to profitability, Quarterdeck pared back the number of categories and product offerings it markets to emphasize those which it believes have the highest likelihood for success. These categories included conflict resolution, storage, disk imaging and network access.

  For each of its major product lines, the Company plans to reach a variety of markets by packaging the underlying technologies--as shrink-wrapped retail products and as corporate-controllable intranet products. The current product lines are available in retail formats and the development and launch of intranet-deliverable corporate products began in late fiscal 1998.

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

Marketing and Sales

  Quarterdeck sells its products on a worldwide basis via retail distribution, corporate resellers, and OEMs, direct marketing and the Internet. The Company's end user customers include corporate and government organizations as well as small business and individual personal computer users. None of Quarterdeck's individual end user customers is believed by the Company to account for 5% or more of Quarterdeck's sales in any fiscal year. Products sold to government entities are primarily off-the-shelf items sold from inventory and are not subject to renegotiation of profits or termination of purchase contracts at the election of the government.

  Traditionally, retail sales have dominated the Company's revenues. The Company sells its products to major software distributors for resale through software retailers and corporate resellers. Quarterdeck's principal North American distributors are Ingram Micro, Inc., Merisel, Inc. and Tech Data Corporation. See Note 15 of the Notes to the Company's Consolidated Financial Statements. Each of these distributors resells Quarterdeck's products on a non-exclusive basis. The Company also distributes internationally through foreign based subsidiaries of Ingram Micro, Inc. and Merisel, Inc. as well as a variety of other international distributors. In Japan, Quarterdeck's distributor and marketing partner is Marubeni Corporation. Quarterdeck estimates it has more than 35,000 distribution outlets selling its products on a worldwide basis, including computer superstores, office warehouse clubs, software specialty stores, consumer electronics stores, mass merchants, general warehouse clubs, value added resellers (VARs) and corporate resellers.

  The Company reaches corporate end-users through a corporate direct telesales force and through corporate resellers, many of whom purchase the products through major software distributors. Quarterdeck significantly expanded its presence in these corporate direct marketing and reseller channels during fiscal 1998 with an increased emphasis on VARs as more of its products were enabled for corporate controlled intranet implementation. Quarterdeck also launched its Quarterdeck Enterprise Partner Program (QEPP) during fiscal 1998 and signed up approximately 300 VAR's and system integrators to support the sales and service of Quarterdeck's Enterprise products.

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

Operations, Support Services, Production and Backlog

  Quarterdeck's departments are organized by function--e.g. research and development, sales, marketing, finance and operations--with product teams coordinating across departments. Internationally, regional teams or distribution partners handle localization, marketing and sales. The Company offers various electronic and phone-based support for its products. During fiscal 1998, the Company began a fee based support program for its ProComm product line in addition to a paid priority service for all other product lines. Currently, Quarterdeck offers paid support via annual maintenance agreements on a per incident basis, and on a per minute basis via a 900 phone number. Fee-based technical support services did not generate material revenues in the fiscal periods presented. The Company provides most free customer support through an outsourced third party and continues to offer most paid support internally from its Columbia, Missouri facility. Internationally, support is provided through outsourced third party suppliers.

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

Competition

  The personal computer software market is intensely competitive, subject to strategic alliances of hardware and software companies and it is characterized by rapid changes in technology and frequent introductions of new products and features. The Company's competitors include developers of operating systems, applications and utility software such as Network Associates and Symantec as well as personal computer manufacturers that develop their own software products. Quarterdeck has encountered continued competition both from established companies and from new companies that are now developing, or may develop, competing products.

  Consolidation in the software industry continues to occur, with competing companies, including Network Associates and Symantec, among others, acquiring other companies in order to capture market share or expand product lines. As this consolidation occurs, the nature of the utilities market may change as a result of fewer players dominating particular markets, potentially providing customers with fewer choices. Many of Quarterdeck's competitors have merged with or been acquired by these consolidators who have financial, marketing and technological resources significantly greater than those of the Company. Also certain of these companies offer a broader range of utility products, ranging from desktop to enterprise solutions, than Quarterdeck. As a consequence, the Company may not be able to compete effectively against certain competitors. Any or all of these changes may have a significant adverse effect on Quarterdeck's future revenues and operating results.

  The communications software market within which Quarterdeck's Procomm product line competes has been and is in a period of predicted decline due to the shift from mainframe to PC-based networks. Although there is minimal competition to Procomm in the terminal emulation market, revenues have been falling and are predicted to continue to decline as the market continues to shrink. At present the Company has been unable to develop, license or acquire a product in this market that would offset this decline.

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

  Quarterdeck anticipates that the type and level of competition experienced to date will continue, and may increase, and future sales of its products will be dependent upon the Company's ability to develop or acquire new products or enhanced versions of its existing products for Windows 95, Windows 98 and Windows NT and/or other operating systems that may gain market acceptance. Throughout 1998, the prices for PC hardware have been falling while power and performance have increased. As a result, the industry has shifted to "suite products" which bundle a number of utility products into one package. Quarterdeck's revenues currently are derived primarily from individual utility products. With the shift to integrated utility suites, price competition is likely to be intense and cannibalization of Quarterdeck's existing utility products is likely to occur. Since the price of integrated utility suites is significantly less than the total price of the individual products included in the suite when they are sold separately, there may be a negative impact to the Company's revenues and operating income from competing in the suite environment. The Company will need to obtain or develop additional products in order to compete in the "suite" market. In addition, Quarterdeck must demonstrate to the user a need for the Company's products while developers of operating systems and competitive software products continue to enhance their products. To the extent that operating system enhancements, competitive products or bundling of competitive products with operating systems or computer hardware reduce the number of users who perceive a benefit from Quarterdeck's products, sales of the Company's products in the future would be adversely impacted.

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

                                                                  High     Low
                                                                 ------- -------
     Fiscal 1997:
     First Quarter.............................................. $7 1/8  $4 1/16
     Second Quarter............................................. $6 1/4  $2 1/4
     Third Quarter.............................................. $3 3/8  $2 1/4
     Fourth Quarter............................................. $3 7/32 $2 1/2
     Fiscal 1998:
     First Quarter.............................................. $2 5/6  $1 1/4
     Second Quarter............................................. $2 1/2  $1 3/4
     Third Quarter.............................................. $2 3/5  $  2/3
     Fourth Quarter............................................. $  7/8  $  1/4

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

  During the six month period commencing on the Effective Date, the Company shall have the right to repurchase all of the shares of Series C Preferred Stock owned by the Securityholder at a price equal to 110% of the original purchase price. The Company shall provide Securityholders with ten days prior notice that the Company is exercising its repurchase right, during which time the Securityholders may continue to convert their shares of Series C Preferred Stock. The notice may be made in the form of a press release. The Securityholders also agreed that upon a "Sales Event", the Company may, at its election, provide a ten day notice of repurchase of the shares of Series C Preferred Stock at a price equal to 110% of its original price or require the Securityholder to convert its shares of Series C Preferred Stock into Common Stock or effect a combination of the foregoing. A "Sales Event" means (i) the sale of all or substantially all of the assets of the Company, (ii) a consolidation or Merger of the Company in which the stockholders of the Company immediately prior to the event do not retain a majority of the voting power of the surviving corporation or (iii) the sale of more than 50% of the Common Stock of the Company. As of November 17, 1998, there were no shares of Series C Preferred Stock outstanding.

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

                                        Year ended September 30,
                              ------------------------------------------------
                                1998      1997      1996      1995      1994
                              --------  --------  --------  --------  --------
Statements of Operations
 Data:
Net revenues................  $ 50,861  $ 83,787  $133,100  $117,606  $ 84,715
Cost of revenues............    14,587    21,271    49,600    34,884    27,403
                              --------  --------  --------  --------  --------
Gross margin................    36,274    62,516    83,500    82,722    57,312
Operating expenses:
  Research and development..    16,640    16,419    21,314    14,286     7,520
  Sales and marketing.......    30,566    29,305    66,355    30,624    27,107
  General and
   administrative...........     9,923    17,227    32,128    20,704    20,908
  Acquisition, restructuring
   and other charges........     2,583    11,713    37,789     7,409    12,863
  Litigation settlement.....       --      1,905       --        --        615
                              --------  --------  --------  --------  --------
    Total operating
     expenses...............    59,712    76,569   157,586    73,023    69,013
Operating income (loss).....   (23,438)  (14,053)  (74,086)    9,699   (11,701)
Other income (expense),
 net........................     1,264    (2,143)       38       (38)     (271)
Interest income (expense),
 net........................      (952)   (2,072)     (105)    1,922     1,365
                              --------  --------  --------  --------  --------
Income (loss) before income
 taxes......................   (23,126)  (18,268)  (74,153)   11,583   (10,607)
Provision (benefit) for
 income taxes...............        39       130       806       331    (5,982)
                              --------  --------  --------  --------  --------
Net income (loss)...........  $(23,165) $(18,398) $(74,959) $ 11,252  $ (4,625)
                              ========  ========  ========  ========  ========
Net income (loss) per share:
  Basic.....................  $  (0.45) $  (0.43) $  (2.15) $   0.33  $  (0.15)
                              ========  ========  ========  ========  ========
  Diluted...................  $  (0.45) $  (0.43) $  (2.15) $   0.32  $  (0.15)
                              ========  ========  ========  ========  ========
Shares used to compute net
 income (loss) per share:
  Basic.....................    51,609    43,168    34,894    34,178    31,825
                              ========  ========  ========  ========  ========
  Diluted...................    51,609    43,168    34,894    35,557    31,825
                              ========  ========  ========  ========  ========
Additional unaudited pro
 forma data:
  Income (loss) before
   income taxes.............  $(23,126) $(18,268) $(74,153) $ 11,583  $(10,607)
  Pro forma income
   taxes(1).................        39       130       806     3,406       576
                              --------  --------  --------  --------  --------
  Pro forma net income
   (loss)...................  $(23,165) $(18,398) $(74,959) $  8,177  $(11,183)
                              ========  ========  ========  ========  ========
Pro forma income (loss) per
 share:
  Basic.....................  $  (0.45) $  (0.43) $  (2.15) $   0.24  $  (0.35)
                              --------  --------  --------  --------  --------
  Diluted...................  $  (0.45) $  (0.43) $  (2.15) $   0.23  $  (0.35)
                              ========  ========  ========  ========  ========

                                               As of September 30,
                                     ------------------------------------------
                                       1998     1997    1996     1995    1994
                                     --------  ------- -------  ------- -------
Balance Sheet Data:
Working capital/(deficiency)........ $  1,955  $ 6,917 $(4,684) $29,490 $29,147
Total assets........................   19,525   55,881  76,781   76,699  62,471
Long-term obligations...............   25,022   25,114  25,108      164     701
Stockholders' equity (deficit)......  (17,933)   1,173   4,425   44,270  36,606

--------
(1) During fiscal 1996, the Company acquired Datastorm in a transaction accounted for as a pooling-of-interests. Prior to this transaction, Datastorm was a subchapter-S corporation. The proforma income taxes have been adjusted to record income tax expense as if Datastorm was a C-Corporation for all periods presented prior to the transaction with the Company.

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

Overview

  At the end of fiscal 1996, fiscal 1997 and during fiscal 1998, Quarterdeck implemented comprehensive restructuring programs, which included a significant reduction in its workforce, the closure of offices, and the divestiture of non-core assets after acquiring ten companies between fiscal 1995 and 1996. This resulted in a shift in the Company's strategy from utility, communication and Internet products to developing and marketing software to help personal computers operate efficiently without extensive technical or administrative support. The shift in Quarterdeck's strategy was necessitated due to its inability to sustain the operating losses generated by the Internet businesses whose markets were still forming, the continued decline in revenues generated from the Procomm product line as businesses shifted from mainframe to PC based networks and the opportunity presented by addressing the rising costs of PC support in small business environments where MIS support is thin or absent. As a result of this change in strategy, non-strategic products and assets were discontinued or divested during fiscal 1997 and 1998 including Internet infrastructure products such as Quarterdeck Mosaic, and Webtalk, web tool products such as WebAuthor, Total Web and the Starnine Apple webtools including WebStar, graphics utilities such as the Hijaak product line, the Company's telesales operation Quarterdeck Select, and the Datastorm building in Columbia, Missouri. The Company's Hijaak product line, Starnine and Quarterdeck Select businesses generated approximately $1,700,000, $4,900,000 and $14,800,000 of gross revenue in fiscal 1997, respectively and were divested during fiscal 1998 amidst shrinking markets and declining sales. These activities were completed while products necessary to pursue the Company's strategy were developed, licensed and/or acquired. See "Business" for further discussion.

  Throughout fiscal 1998, Quarterdeck experienced difficulty competing effectively with companies having significantly greater financial and marketing resources than the Company. Quarterdeck continued to experience revenue declines and operating losses primarily due to the RealHelp and ViruSweep product lines not performing as planned, as well as a predicted decline in industry segments in which certain of the Company's other products compete. From fiscal 1997 to fiscal 1998, the Company's gross revenues from memory management products declined by approximately $7.1 million while the gross revenue generated by the Procomm product line declined by approximately $7.2 million. Quarterdeck's need for capital adversely impacted its ability to sustain the level of expenditures necessary to effectively market its new products and obtain or develop additional new products.

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

Pending Merger

  On October 15, 1998, Quarterdeck, Symantec and Oak Acquisition Corporation, a wholly owned subsidiary of Symantec, entered into the Merger Agreement whereby Symantec agreed to commence a cash tender offer for all outstanding shares of the Company at a price of $0.52 per share. The Merger Agreement further provided for a Merger of Oak Acquisition Corporation with and into the Company in which all remaining outstanding shares of the Company will be converted into the right to receive $0.52 per share. On November 17, 1998 Symantec completed its tender offer obtaining approximately 65% of Quarterdeck's outstanding shares of common stock and common stock equivalents. Upon consummation of the Merger, which is expected to occur in March 1999, the Company will become a wholly owned subsidiary of Symantec.

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

Results of Operations

  For convenient reference, the following table sets forth, a summary of revenue, cost, and income data derived from the Company's Consolidated Statements of Operations:

                                    Year ended
                                   September 30,
                                 ---------------------
                                 1998    1997    1996
                                 -----   -----   -----
   Net revenues................  100.0 % 100.0 % 100.0 %
   Cost of revenues............   28.7    25.4    37.3
     Gross margin..............   71.3    74.6    62.7
   Operating expenses:
     Research and development..   32.7    19.6    16.0
     Sales and marketing.......   60.1    35.0    49.9
     General and
      administrative...........   19.5    20.5    24.1
     Acquisition, restructuring
      and other charges........    5.1    14.0    28.4
     Litigation Settlement.....    --      2.3     --
                                 -----   -----   -----
       Total operating
        expenses...............  117.4    91.4   118.4
   Operating loss..............  (46.1)  (16.8)  (55.7)
   Other income (expense),
    net........................    2.5    (2.5)    --
   Interest expense, net.......   (1.9)   (2.5)   (0.0)
                                 -----   -----   -----
   Loss before income taxes....  (45.5)  (21.8)  (55.7)
   Provision for income taxes..    0.1     0.2     0.6
                                 -----   -----   -----
   Net loss....................  (45.6)% (22.0)% (56.3)%
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

  Net Revenues: The Company's net revenues consist of gross sales of its products, less provisions for sales returns, exchanges, rebates and price protection. In the retail and corporate reseller channels, the Company's main sales vehicles, gross sales are recorded as products are shipped on order to first-tier distributors, with provisions for returns calculated based upon the Company's estimates of returns which may be in excess of contractual amounts. If projected sell-through does not occur, actual returns, exchanges or price protection may exceed earlier provisions, and net revenues for a period may suffer significant declines even when distributor orders for new or replacement products are meeting expectations. (See further discussion below in "--Trends and Uncertainties")

  In fiscal 1998, net revenues of $50,861,000 decreased 39.3% or $32,926,000, from net revenues of $83,787,000 in fiscal 1997. This decline is primarily due to several factors including: (1) a predicted continued decline in gross revenues for the Company's legacy products including ProComm, QEMM and MagnaRAM of approximately $14,335,000, (2) reduced gross revenue of approximately $10,000,000 relating to the sale of the Company's non-core assets including Graphics utilities (Hijaak), Starnine (Apple/MacIntosh) and the Quarterdeck Select telesales operation, (3) increased pricing pressure from competitors offering aggressive rebate programs and promotional pricing designed to reduce channel inventory levels resulting in increased rebates, sales returns reserves and price protection of approximately $4,295,000, and (4) lower than expected revenues from the Company's 1998 entrance into the PC Security market with ViruSweep, the Conflict Resolution market with RealHelp and the Disk Imaging market with DiskClone. During fiscal 1998, a majority of the Company's revenues were generated by sales of its Procomm products and its storage management products, especially CleanSweep.

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

  Cost of Revenues: Cost of revenues include product production, packaging, documentation and media, amortization of capitalized software costs, technical support and certain license fees paid to third parties. In fiscal 1998, cost of revenues of $14,587,000 decreased 31.4% or $6,684,000, from cost of revenues of $21,271,000 in fiscal 1997, while increasing as a percent of net revenues to 28.7% in fiscal 1998 from 25.4% in fiscal 1997. The dollar decrease in cost of revenues was primarily due to reduced materials costs of $2,925,000 relating to reduced revenues, approximately $1,308,000 relating to reductions in technical support costs, approximately $857,000 in reduced royalty expenses and approximately $519,000 in reduced software amortization. The increase as a percent of net revenues was primarily due to the fact that net revenues were reduced by return provisions and cost of revenues were not reduced proportionately. The Company's policy is to not record a corresponding reduction to cost of revenues since most returned units are not resold. Also increasing the cost of revenues as a percent of net revenues was a write off of approximately $300,000 of previously capitalized software development costs which, based upon the Company's evaluation of recoverability, has been deemed to be impaired.

  In fiscal 1997, cost of revenues of $21,271,000 decreased 57.1% or $28,329,000, from cost of revenues of $49,600,000 in fiscal 1996, while declining as a percent of net revenues to 25.4% in fiscal 1997 from 37.3% in fiscal 1996. The dollar decrease in cost of revenues was primarily due to reduced materials costs of $16,704,000 relating to reduced sales and $6,882,000 relating to reduced technical support costs. The reduction as a percent of net revenues was primarily due to a decrease in the manufacturing cost per unit resulting from a change in the Company's product mix to the CD-Rom format from higher cost floppy disks, consolidation of the purchasing function which allowed the Company to obtain volume discounts with respect to manufacturing, continued reduction of technical support costs and reduced software amortization and royalty expense in the current year.

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

  Research and Development: Research and development expenses consist primarily of salaries, benefits and consulting fees to support product development, including product testing and documentation. In fiscal 1998, research and development expenses of $16,640,000 increased 1.3% or $221,000, from research and development expenses of $16,419,000 in fiscal 1997, while increasing as a percent of net revenues to 32.7% in fiscal 1998 from 19.6% in fiscal 1997. The dollar increase was largely due to a $2,004,000 write off of goodwill in the third quarter of fiscal 1998 which was deemed to be impaired. The goodwill resulted from the acquisition of Limbex Corporation. Historically, the amortization of such goodwill has been charged to research and development because Limbex's primary operations were related to the development of software products and to be consistent, the write off of goodwill was also charged to research and development expense. Additionally, the Company increased research and development spending to support its entrance into the PC Security market (ViruSweep), the Conflict Resolution market (RealHelp and Crash Defender) and the contracted product development required to support Quarterdeck's development efforts for the corporate market. These increases were more than offset by reduced development spending relating to discontinuance of certain non-core product lines including Internet utilities, graphics utilities, T120 product development, and the Starnine Apple/MacIntosh products line. Additionally, during 1998 Quarterdeck reduced the development expense related to its ProComm product line, which has entered a predicted sales decline. Primarily as a result of reducing the amount of products under development, the Company's development expenses decreased by approximately $2,300,000. The Company further reduced its expenses by $6,188 per month by terminating its lease of the Palo Alto office. The increased expense as a percent of net revenue, is primarily due to the aforementioned goodwill write off for which there was no corresponding net revenue increase.

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

  Sales and Marketing: Sales and marketing expenses consist of salaries and commissions and related costs of sales and marketing and customer service personnel as well as advertising, trade show and promotional expenses. In fiscal 1998, sales and marketing expenses of $30,566,000 increased 4.3% or $1,261,000, from sales and marketing expenses of $29,305,000 in fiscal 1997, while increasing as a percent of net revenues to 60.1% in fiscal 1998 from 35.0% in fiscal 1997. The dollar increase in sales and marketing expense was primarily due to $4,093,000 in increased consulting costs relating to the outsourcing of the Company's telemarketing sales force including a $500,000 settlement fee paid to terminate the outsourcing agreement, an increase of $1,951,000 in market development funds, $1,436,000 relating to increases in advertising and an increase of $280,000 in public relations expense. These increases were offset by decreases of $2,909,000 of selling and printing expenses relating to reduced direct marketing campaigns, $2,070,000 of employee and employee related expenses, and $1,520,000 related to a reversal of market development fund reserves which were determined to no longer be necessary. Quarterdeck spent significant advertising and market development funds to launch the aforementioned new products including ViruSweep, RealHelp and DiskClone. The 1998 increase as a percentage of net revenues was primarily due to the costs associated with the Company's entrance into new markets including the PC Security, Conflict Resolution and Disk Imaging which did not result in a proportionate increase in net revenues. Additional expenses were also incurred to penetrate the corporate channel which required large expenditures for advertising, market development funds and other variable sales and marketing expenditures which were committed based upon expected sales levels which did not occur. In 1998, Quarterdeck also launched its Quarterdeck Enterprise Partner Program (QEPP) and signed up approximately 300 VAR's and system integrators to support the sales and service of Quarterdeck's Enterprise products. In fiscal 1997, sales and marketing expenses of $29,305,000 decreased 55.8% or $37,050,000, from sales and marketing expenses of $66,355,000 in fiscal 1996, while decreasing as a percent of net revenues to 35.0% in fiscal 1997 from 49.9% in fiscal 1996. These decreases were largely due to reduced advertising of $12,717,000, reduced salaries expense of $9,080,000 and a reduction in market development funds of $7,512,000.

  General and Administrative: General and administrative expenses consist of salaries and related costs of support departments, overhead and facilities. In fiscal 1998, general and administrative expenses of $9,923,000 decreased 42.4% or $7,304,000, from general and administrative expenses of $17,227,000 in fiscal 1997, while decreasing as a percent of net revenues to 19.5% in fiscal 1998 from 20.5% in fiscal 1997, the dollar decrease in general and administrative is primarily due to approximately $4,607,000 of facility related reductions and $1,878,000 of headcount related reductions. This decrease as a percentage of net revenues were largely due to aggressive reductions in headcount and facility related expenses due to the restructuring efforts in fiscal 1998 and 1997. In fiscal 1997, general and administrative expenses of $17,227,000 decreased 46.4% or $14,901,000, from general and administrative expenses of $32,128,000 in fiscal 1996, while decreasing as a percent of net revenue to 20.5% in fiscal 1997 from 24.1% in fiscal 1996. These declines were also primarily due to reductions in headcount and facility expenses of $8,735,000 and $4,729,000 respectively, related to the restructuring efforts late in fiscal 1996 and in fiscal 1997.

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

  Restructuring Costs: In fiscal 1998, restructuring costs of $2,583,000 decreased 79.2% or $9,832,000, from restructuring costs of $12,415,000 in fiscal 1997 while decreasing as a percent of net revenues to 5.1% in fiscal 1998 from 14.8% in fiscal 1997. In June 1998, the Company implemented a restructuring plan which was designed to reduce the ongoing level of operating expenses to one which can be supported by a reduced revenue base. As a result, Quarterdeck recorded charges totaling $2,980,000 relating to fiscal 1998 and reversed $201,000 relating to fiscal 1997, and $196,000 relating to fiscal 1996, both of which were no longer required. The fiscal 1998 charge included a severance provision for terminated employees in the amount of $2,182,000, on-going lease obligations in the amount of $377,000 and write downs of property and equipment in the amount of $271,000.

  In fiscal 1997, restructuring costs of $12,415,000 decreased 4.5% or $580,000, from restructuring costs of $12,995,000 in fiscal 1996, while increasing as a percent of net revenues to 14.8% in fiscal 1997 from 9.8% in fiscal 1996. During fiscal 1997, the Company recorded a total charge of $11,051,000 relating to a restructuring program designed to refocus the Company on a new corporate strategy. This charge primarily included: (i) the write off of operating assets used in divested non-core product lines in the amount of $569,000; (ii) a severance provision for individuals who were terminated in the amount of $3,252,000; (iii) the write down of the value of a building the Company planned to sell in the amount of $5,803,000; and (iv) other obligations associated with downsizing and divestiture activities in the amount of $1,038,000. In addition, the Company recorded an additional charge of $1,364,000 in fiscal 1997 related to the restructuring in September 1996. These actions were taken in order to continue to eliminate redundant administrative activities related to the Company's acquisitions of Datastorm and Starnine, to centralize administrative activities at the Company's Marina del Rey facility, and to further reduce costs to a level supportable by revenues, the Company eliminated several positions at its Columbia, Missouri facility and its Los Altos, California facility. These cost reduction efforts will mainly result in lower general and administrative costs in the upcoming fiscal years when compared to prior years. Although the Company is downsizing its Columbia, Missouri operations, the Company will continue to support the development and sale of its Procomm product line.

  Late in fiscal 1996, Quarterdeck implemented a comprehensive, corporate wide restructuring plan, designed to focus the Company's development and marketing efforts on those products and technologies with the most significant growth opportunities while optimizing profitability on certain of Quarterdeck's products that had experienced lower demand or were at the end of their product life cycle. The Company's restructuring plan included involuntarily terminating approximately 40% of the workforce and discontinuing the Internet product lines, specifically Web Talk. In accordance with the restructuring plan, the Company experienced restructuring charges totaling $12,995,000 related to: (i) severance obligations to involuntarily terminated employees in the amount of $6,513,000; (ii) write-offs of capitalized software and prepaid royalties in the amount of $2,754,000, as these costs related to discontinued product lines; (iii) write-off of property and equipment in the amount of $2,308,000 deemed permanently impaired; and (iv) lease obligations and cancellation fees related to the discontinuance and consolidation of offices in the amount of $1,420,000.

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

  Other Income (Expense): In fiscal 1998, net other income of $1,264,000 increased $3,407,000, from net other expense of $2,143,000 in fiscal 1997. The increase in net other income primarily represents the gain realized upon the sale of the Columbia, Missouri building and other fixed assets on December 30, 1997 of $497,000, $1,666,000 related to the 1997 write down of the Company's investment in Infonautics, and $560,000 from the sale of the assets of the Company's telesales and Starnine Macintosh businesses as a result of the divestiture of these businesses in January 1998. In fiscal 1997, net other expense of $2,143,000 increased $2,181,000, from net other income of $38,000 in fiscal 1996. During fiscal 1997, net other expense was primarily due to losses of $2,922,000 on the Company's investments in Infonautics and Intelligence At Large partially offset by gains on the sales of Lernout & Hauspie stock and warrants of $1,026,000. Additionally, net losses on disposal of fixed assets were recorded of approximately $247,000. During fiscal 1996, net other income of $38,000 was comprised of gains on the sale of short term investments and sales of equipment.

  Interest Expense: In fiscal 1998, net interest expense of $952,000 decreased 54.1% or $1,120,000, from net interest expense of $2,072,000 in fiscal 1997. Net interest expense decreased in fiscal 1998 primarily due to increased interest income of $540,000 related to cash balances resulting from the Company's financing and divestiture activities, and a decreased interest expense of approximately $561,000 relating to the sale of the Columbia building and payoff of the related construction loan in December 1997. In fiscal 1997, net interest expense of $2,072,000 increased $1,967,000, from net interest expense of $105,000 in fiscal 1996. Interest expense increased in fiscal 1997 because the convertible bonds issued in March 1996 were outstanding for the full year versus six months in fiscal 1996. Additionally, larger interest payments were made on its construction loan due to higher loan balances outstanding in fiscal 1997, and a higher interest rate was paid on a new revolving line of credit than under the previous line which was outstanding during fiscal 1996.

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

  Channel fill occurs when a product shipped into retail distribution does not sell-through to end users at expected rates, resulting in larger than expected product returns from retailers or distributors, in-channel price reductions that the Company must reimburse, and/or lower than expected future sell-in rates for these same products, all of which can adversely affect net revenue recognized in future periods. In the third quarter of fiscal 1996, the Company experienced channel fill following the release of QEMM and MagnaRam in the fall of 1995 due to a decrease in the cost of memory, controversy surrounding a competitor's memory management product, sell- through levels of one product in the second quarter were not sustained in the second half of Fiscal 1996 and the fact that the then current versions of the memory management products were nearing the end of their respective life cycles. In the same quarter, the Company experienced channel fill following the release of ProComm in March of 1996 due to a decline in demand for the product.

  Revenue is recognized upon shipment at the time of sale. The Company estimates reserves for returns and exchanges at the point it sells product into retail distribution using expected sell-through rates and no assurance can be given that actual sell-through rates will meet these expectations. Quarterdeck's return policy generally allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit toward future purchases. However, competitive factors and/or market conditions often require the Company to offer expanded rights of return for products that distributors or retailers are unable to sell.

  The Company may provide price protection rights to its distributors which generally give distributors credit for price decreases on products remaining in the distributors' inventory and on products remaining in retail customers' inventory which helps to minimize the possibility of product returns. The maximum portion of net revenues that were reported in fiscal 1998 that could be subject to return at year end would be the total amount of channel inventories at September 30, 1998 which was approximately $10 million, less the amount of return and price protection reserves established at that date of $5.5 million.

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

  Quarterdeck has made an assessment of its information technology ("IT") and non-IT systems and operations to ascertain the cost impact to the Company regarding the Year 2000 issue. Based on such assessment, the Company's general accounting system, computer servers and telephone systems are Year 2000 compliant, its customer base systems and any other non-IT systems will be upgraded in early 1999 to be Year 2000 compliant at no additional cost. However, there can be no assurances that the Company will not experience unanticipated negative consequences and/or material costs associated with preparing its internal IT and non-IT systems for the Year 2000 caused by undetected errors or defects in its internal systems. Substantially all of the current releases of the Company's software have been designed to be Year 2000 compliant, however, older versions of certain of the Company's software, including ProComm, may not be fully compliant. It is the Company's understanding that Symantec intends to release a Year 2000 compliant version of the older, non-compliant version of ProComm incurring ongoing ProComm development costs and to discontinue distribution of non compliant versions. A class action complaint was filed against the Company on behalf of a purported class of purchasers of the Procomm Plus version 4.0 for Windows product (the "Product") arising from the Product's inability to process dates containing the Year 2000. See Item 3 herein and Note 13 of Notes to Consolidated Financial Statements for further discussion.

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

  The Company has not developed contingency plans as it is the Company's understanding that Symantec intends to integrate Quarterdeck's operations into Symantec's current systems after the Merger is completed. The most reasonably likely worst case scenario would be the failure of Symantec's systems which would necessarily result in a failure of Quarterdeck's systems. The Company does not expect to incur additional costs or complete further independent analysis regarding the Year 2000 issue and the Company's current systems prior to the Merger. As a result, the Company does not currently expect to develop further contingency plans with respect to Year 2000 issues.

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

  Investing Activities: Net cash provided by investing activities of $7,798,000 was largely due to the sale of the Columbia, Missouri building and the divestiture of both the Company's telesales and Macintosh development businesses which resulted in cash proceeds of $7,700,000 and $1,575,000, respectively, offset by $1,845,000 for capital expenditures primarily related to computer purchases.

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

                                   Year         Position with the Company or
                               First Elected   Principal Occupation During the
     Name of Director      Age  a Director             Last Five Years
     ----------------      --- -------------   -------------------------------
 Gordon E. Eubanks, Jr. ..  51     1998      Mr. Eubanks became a director of
                                              the Company on November 17, 1998.
                                              Mr. Eubanks has been President
                                              and Chief Executive Officer of
                                              Symantec Corporation since
                                              October 1986 and a member of the
                                              Board of Directors of Symantec
                                              since November 1983.
 Howard A. Bain III.......  52     1998      Mr. Bain has been a director of
                                              the Company since November 17,
                                              1998 and Chief Executive Officer
                                              and President of the Company
                                              since November 23, 1998. Mr. Bain
                                              is Vice President, Worldwide
                                              Operations and Chief Financial
                                              Officer of Symantec Corporation.
                                              Mr. Bain joined Symantec in
                                              October 1991 as its Vice
                                              President, Finance.
 Enrique T. Salem.........  32     1998      Mr. Salem has been a director of
                                              the Company since November 17,
                                              1998. Mr. Salem is Vice
                                              President, Security and
                                              Assistance Business Unit and
                                              Chief Technical Officer
                                              of Symantec Corporation. Mr.
                                              Salem joined Symantec in April
                                              1990 and has held numerous
                                              positions including Director
                                              of Development and General
                                              Manager of Advanced
                                              Utilities Group.
 Derek Witte..............  41     1998      Mr. Witte has been a director of
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

                                Year           Position with the Company or
                            First Elected  Principal Occupation During the Last
    Name of Director    Age  a Director                 Five Years
    ----------------    --- -------------  ------------------------------------
 King R. Lee...........  58     1994      Mr. Lee served as the Interim Chief
                                           Executive Officer and President of
                                           the Company from July 8, 1998 until
                                           November 23, 1998. Mr. Lee also
                                           served as a member of the Office of
                                           the President of the Company from
                                           August 27, 1996 until February 1997.
                                           Mr. Lee also served as Interim Chief
                                           Executive Officer of the Company
                                           from December 1994 until January
                                           1995 and served as Interim Chief
                                           Operating Officer of the Company
                                           between July and December 1994. He
                                           was elected a director of the
                                           Company in July 1994. Mr. Lee served
                                           as the Chief Executive Officer of
                                           Wynd Communications Corporation, a
                                           two-way wireless messaging service
                                           provider, from October 1995 to
                                           January 1997, and has served as its
                                           Chairman since October 1995. Mr. Lee
                                           is President of King R. Lee &
                                           Associates, Inc., an executive
                                           management consulting firm, which
                                           provides consulting services to the
                                           Company. From 1987 to 1993, Mr. Lee
                                           was President and Chief Executive
                                           Officer of Xtree Company, a
                                           developer of computer systems
                                           software. He serves as a director of
                                           Nettech Systems, Inc., Outback
                                           Resource Group, Inc., Boss
                                           Entertainment, Dover Pacific, Inc.
                                           and Mobile Automation, Inc.
 Frank W. T. LaHaye....  69     1982      Mr. LaHaye has been a director of the
                                           Company since 1982 and was the
                                           Chairman of the Board from 1985
                                           until November 1998. Mr. LaHaye was
                                           a general partner of the general
                                           partnership of Peregrine Ventures, a
                                           venture capital investment
                                           partnership, from its formation in
                                           1981 until its dissolution in 1998.
                                           Mr. LaHaye has been a general
                                           partner of the general partnership
                                           of Peregrine Ventures II, a venture
                                           capital investment partnership,
                                           since its formation in 1983.
                                           Mr. LaHaye serves as a director or
                                           trustee of various funds affiliated
                                           with the Franklin/Templeton Group of
                                           Funds and as a director of Digital
                                           Transmission Systems, Inc.
 Dr. Howard L. Morgan..  52     1983      Dr. Morgan has been a director of the
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

   Name                     Age                     Position
   ----                     ---                     --------
   King R. Lee.............  58 Interim Chief Executive Officer
   Frank R. Greico.........  40 Senior Vice President and Chief Financial Officer
   Gadi Navon..............  33 Vice President, General Counsel and Secretary
   John Strosahl...........  31 Vice President, International
   Suzanne Dickson.........  37 Vice President, Marketing and Product Management
   Cheri Kaplan-Smith......  33 Vice President, Sales, North America
   Larry J.
    Tchamkertenian.........  30 Vice President, Operations
   Lori Gray...............  40 Vice President, Engineering
   Larry Levinsohn.........  49 Vice President, Human Resources

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

                          SUMMARY COMPENSATION TABLE

                                                              Long-Term
                                  Annual Compensation    Compensation Awards
                                  ------------------- -------------------------
                                                       Securities
                                                       Underlying   All Other
                                   Salary             Options/SARs Compensation
Name and Principal Position  Year    ($)    Bonus ($)     (#)          ($)
---------------------------  ---- ------------------- ------------ ------------
Curtis A. Hessler(1)........ 1998 $ 380,770 $ 125,000    150,000     $24,040
 Former President and        1997   297,692         0  1,350,000           0
 Chief Executive Officer
King R. Lee(2).............. 1998   170,000         0    207,500           0
 Former Interim Chief        1997   101,250         0    122,500           0
 Executive Officer and
  President                  1996    58,500         0    100,000           0
Frank R. Greico(3).......... 1998   189,909    32,500     75,000           0
 Senior Vice President and   1997   187,589    61,250    106,250           0
 Chief Financial Officer     1996   129,230    25,000     75,000           0
Joseph Fusco(4)............. 1998   169,507    20,000    150,000      45,000
 Former Senior Vice
  President--                1997   145,802    43,531    150,000           0
 Marketing and Product
  Management
Mark Epstein(5)............. 1998   216,150    60,000          0      55,380
 Former Chief Technology
  Officer                    1997    38,769         0    700,000           0
John Strosahl(6)............ 1998   188,461    19,026    180,000           0
 Vice President--
  International              1997   138,221    72,320     51,575           0
                             1996    60,000    30,000          0           0

--------
(1) Mr. Hessler served as the President and Chief Executive Officer of the Company from February 1997 until July 6, 1998. Mr. Hessler received $24,040 in severance payments during fiscal year ended September 30, 1998.

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

(4) Mr. Fusco was appointed as a Vice President in September 1996 and as Senior Vice President--Marketing and Product Management on April 28, 1997. Mr. Fusco served in these positions until July 15, 1998 when his employment with the Company terminated. The options granted to Mr. Fusco during fiscal 1997 include 67,500 options granted to Mr. Fusco in connection with a like value exchange of options as described above. Mr. Fusco received $45,000 in severance payments during fiscal year ended September 30, 1998.

(5) Mr. Epstein served as Chief Technology Officer of the Company from July 1997 through July 15, 1998. He is no longer employed by the Company. Mr. Epstein received $55,380 in severance payments during fiscal year ended September 30, 1998.

(6) Mr. Strosahl was appointed as the Company's Vice President--International in August 1997. Prior to that, Mr. Strosahl served as Interim Vice President--Worldwide Sales from March 1997 to August 1997, and as Senior Director--Asia/Pacific and Latin America from March 1996 until March 1997. The bonus amount for Mr. Strosahl in fiscal 1997 includes reimbursement of relocation and relocation related expenses that he received from the Company in the amount of $38,722. The options granted to Mr. Strosahl during fiscal 1997 include 21,575 options granted to Mr. Strosahl in connection with a like value exchange of options as described above.

  The following two tables set forth information concerning stock options granted to, exercised by and held by the Named Officers in fiscal year 1998. No SARs were granted by the Company or exercised by the Named Officers in fiscal year 1998.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                             Individual Grants
                         -------------------------
                                                                         Potential Realizable Value
                          Number of    % of Total                        at Assumed Annual Rates of
                          Securities  Options/SARs Excercise            Stock Price Appreciation for
                          Underlying   Granted to   or Base                      Option Term
                         Options/SARs Employees in   Price   Expiration -----------------------------
Name                     Granted (#)  Fiscal Year   ($/Sh)      Date        5% ($)        10% ($)
----                     ------------ ------------ --------- ---------- -------------- --------------
Curtis A. Hessler.......   150,000        3.6%      $1.8125  12/08/2007 $   171,281.25 $   432,281.25
King R. Lee.............     7,500        .18        2.1250    02/05/01     10,040.625     25,340.625
                           200,000        4.8        0.2810    09/01/08      35,406.00      89,358.00
Frank R. Greico.........    75,000        1.8        2.3438    11/10/07     110,744.55     279,498.15
Joseph Fusco............   150,000        3.6        2.3438    11/07/07     221,489.10     558,996.30
Mark Epstein............       --          --           --          --             --             --
John Strosahl...........    30,000        .72        2.3438    11/07/07      44,297.82     111,799.26
                           150,000        3.6         .2810    09/01/08      26,554.50      67,018.50

--------
(1) Except as noted below, the options granted to the executive officers listed above vest in the following manner: one fourth of the options vest on the first anniversary of the date of grant and 1/48 of the total number of options vest thereafter on a monthly basis. The 200,000 options granted to Mr. Lee vested immediately upon grant and the 150,000 options granted to Mr. Strosahl vest one-third after three months, one-sixth after six months and the remaining one-half vest thereafter in equal monthly installments over a six-month period. The employment agreements of certain individuals also provide for accelerated vesting under certain circumstances generally related to achievement of certain targets or certain changes-of-control. See "Executive Compensation--Employment Agreements." Options generally remain exercisable for ten years from the date of grant except for 7,500 options granted to King Lee as a non-employee director which remain exercisable for five years from the date of grant. All options were granted at a price equal to the fair market value on the date of grant.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

                                                          Number of Securities
                                                         Underlying Unexercised     Value of Unexercised
                         Shares Acquired                 Options/SARs at Fiscal   In-the-Money Options/SARs
                           on Exercise   Value Realized       Year-End (#)         at Fiscal Year-End ($)
          Name                 (#)            ($)       Exercisable/Unexercisable Exercisable/Unexercisable
          ----           --------------- -------------- ------------------------- -------------------------
Curtis A. Hessler.......         0              0            590,625/909,375           $     0/$     0
King R. Lee.............         0              0            343,750/ 43,750            68,800/      0
Frank R. Greico.........         0              0             55,208/      0                 0/      0
Joseph Fusco............         0              0             53,596/      0                 0/      0
Mark Epstein............         0              0            300,000/      0                 0/      0
John Strosahl...........         0              0             22,985/208,590                 0/ 51,600

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

  The Company entered into a two-year employment agreement with Joseph Fusco, its former Senior Vice President--Marketing and Product Management, dated as of September 16, 1996. Pursuant to that agreement, Mr. Fusco was entitled to receive a base salary of $135,000 per year and an annual target bonus of $67,500 determined in accordance with the terms of a management performance bonus plan of the Company and contingent upon attainment of objectives mutually agreed upon by Mr. Fusco and the Chief Executive Officer of the Company. In addition, Mr. Fusco was granted options to purchase 75,000 shares of Common Stock pursuant to the terms of the employment agreement. Mr. Fusco is entitled to receive $92,500 in severance as a result of the termination of his employment, payable over six months.

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

                                                         Number of  Percent of
                                                         Shares of  Shares of
                                                           Common     Common
                          Name                             Stock     Stock(1)
                          ----                           ---------- ----------
Oak Acquisition Corporation(2).......................... 58,227,311     65%
 10201 Torre Avenue
 Cupertino, California 95014
Howard A. Bain III......................................        --      --
Frank R. Greico(7)......................................     55,208     *
Gordon Eubanks, Jr. ....................................        --      --
Derek Witte.............................................        --      --
Enrique T. Salem........................................        --      --
Frank W.T. LaHaye(3)....................................    262,500     *
Howard Morgan(4)........................................     86,500     *
King R. Lee(5)..........................................    387,500     *
Curtis A. Hessler(6)....................................  1,500,000    1.6%
Joseph Fusco............................................        --      --
Mark Epstein............................................        --      --
John Strosahl(8)........................................    231,575     *
All directors and executive officers as a group (12
 persons)(9)............................................  2,523,283    2.7%

--------
 * Less than one percent

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

    3. Exhibits

  Exhibit
  Number
  -------
   3.1(2)  Certificate of Incorporation of the Company.
   3.2(11) Certificate of Amendment of Certificate of Incorporation of the
            Company.
   3.3(10) Certificate of Designations of Series B Convertible Preferred Stock.
   3.4(11) Amended Designations of Series A Junior Participating Preferred
            Stock of the Company.
   3.5(15) Certificate of Designations of Series C Convertible Preferred Stock.
   3.6(6)  Amended and Restated Bylaws of the Company.
   3.7(1)  Amended Designations of Series A Junior Participating Preferred
            Stock of the Company dated September 1, 1998.
   4.1(4)  Rights Agreement, dated as of August 11, 1992, between Registrant and Bank of America NT & SA (the "Rights Agreement").
   4.2(10) Form of Amendment to the Rights Agreement dated November 7, 1996.
   4.3(15) Form of Amendment to the Rights Agreement dated September 30, 1997.
   4.4(8)  Note Agreement between the Company and The Northwestern Mutual Life
            Insurance Company dated as of March 1, 1996.
   4.5(17) Form of Second Amendment to the Rights Agreement dated October
            15,1998.
 *10.1(2)  Amended and Restated 1990 Stock Plan, as amended to date.
 *10.2(3)  Form of Option Agreement utilized with 1990 Stock Plan.
 *10.3(5)  Amended and Restated 1990 Directors Stock Option Plan and Form of
            Option Agreement.
 *10.4(9)  1996 Acquisition Stock Incentive Plan.
 *10.5(11) Consulting Agreement between the Company, King R. Lee & Associates,
            Inc., and King R. Lee, dated as of August 27, 1996.
 *10.6(2)  Form of Indemnification Agreement between the Company and certain of its officers and directors.

  Exhibit
   Number
  -------
 *10.11(12) Employment Agreement between the Company and Curt Hessler, dated as of January 13, 1997.
 *10.14(14) Employment Agreement between the Company and Tom Mackey, dated as of June 20, 1997.
  10.15(7)  Lease between the Company and Marina Business Center, dated as of
             July 17, 1995, with respect to headquarters property.
  10.16(7)  Lease between Landmark Research International Corporation, a subsidiary of the Company, and Chase Federal Bank, dated as of
             March 15, 1995, with respect to property used by
             Quarterdeck Select.
  10.15(2)  Domestic (U.S.) Distribution License Agreement between the Company and Merisel, Inc., dated as of April 4, 1991.
  10.17(2)  Domestic (U.S.) Distribution License Agreement between the Company and Ingram Micro, Inc., dated as of May 16, 1991.
  10.18(13) Loan and Security Agreement between the Company and Greyrock
             Business Credit, a division of NationsCredit Commercial
             Corporation, dated as of April 1, 1997.
  10.19(14) Asset Purchase Agreement between TOC Holding Company formerly known as TuneUp.Com, Inc. and the Company, dated as of May 14, 1997.
  10.20(17) Agreement and Plan of Merger by and among Symantec Corporation, Oak
             Acquisition Corporation and the Company, dated October 15, 1998.
  10.21(17) License Agreement by and between Symantec Corporation and the
             Company dated October 15, 1998.
  10.22(18) Form of Conversion and Redemption Agreement and Release dated
             October 9, 1998 between the Company and the holders of the
             Company's Series C Convertible Preferred Stock and/or warrants to purchase shares of Series C Convertible Preferred Stock.
  21.1(16)  Subsidiaries of the Company.

  23.1(1)   Consent of KPMG Peat Marwick LLP, independent certified public accountants.
  27.1(1)   Financial Data Schedule

--------
  * Denotes a compensation plan or other arrangement under which directors or executive officers may participate.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  39
Consolidated Balance Sheets at September 30, 1998 and 1997...............  40
Consolidated Statements of Operations for fiscal years ended September
 30, 1998, 1997 and 1996.................................................  41
Consolidated Statements of Stockholders' Equity (Deficit) for fiscal years ended September 30, 1998, 1997 and 1996...........................  42
Consolidated Statements of Cash Flows for fiscal years ended September
 30, 1998, 1997 and 1996.................................................  45
Notes to Consolidated Financial Statements...............................  46

Consolidated Financial Statement Schedule
Schedule II--Valuation and Qualifying Accounts...........................  68

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Quarterdeck Corporation:

  We have audited the consolidated financial statements of Quarterdeck Corporation and subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended September 30, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses from operations, a reduction in working capital and has a net stockholders' deficit. These factors coupled with the uncertainty of the impact of the change in control of the Company and its impact on future operations and current products as discussed in Note 18 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ KPMG LLP

Los Angeles, California
November 13, 1998, except for
 the second and fourth
 paragraphs of note 18, which
 are as of November 17, 1998 and
 December 8, 1998, respectively

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                             September 30,
                                                           -------------------
                                                             1998       1997
                                                           ---------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents............................... $   8,411  $ 23,651
  Trade accounts receivable...............................     2,990     7,028
  Inventories.............................................       968     1,177
  Other current assets....................................     2,022     4,655
                                                           ---------  --------
    Total current assets..................................    14,391    36,511
Equipment and leasehold improvements, net.................     3,640    14,153
Capitalized software costs, net...........................       641     1,790
Other assets..............................................       853     3,427
                                                           ---------  --------
                                                           $  19,525  $ 55,881
                                                           =========  ========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
      ----------------------------------------------
Current liabilities:
  Accounts payable........................................ $   2,040  $  3,792
  Accrued liabilities.....................................     7,623    14,196
  Accrued acquisition, restructuring and other charges....     2,434     5,385
  Income tax payable......................................       309       627
  Notes payable to banks..................................       --      5,579
  Current portion of long-term obligations................        30        15
                                                           ---------  --------
    Total current liabilities.............................    12,436    29,594
Convertible notes.........................................    25,000    25,000
Other long-term obligations, less current portion.........        22       114
                                                           ---------  --------
    Total liabilities.....................................    37,458    54,708
Liquidity and subsequent events
Litigation and commitments
Stockholders' equity (deficit):
  Series B Preferred stock (Par value $100, authorized:
   2,000,000 shares; issued and outstanding: 0 and 0
   shares, respectively, liquidation preference $0).......       --        --
  Series C Preferred stock (Par value $1,000, authorized:
   29,000 shares; issued and outstanding: 4,615 and 26,025
   shares, respectively, liquidation preference: $4,615
   and $26,025 respectively)..............................     4,371    24,594
  Common stock (Par value $0.001, authorized: 100,000,000
   shares; issued and outstanding: 66,653,000 and
   43,339,000 shares, respectively).......................        67        43
  Additional paid-in capital..............................   100,176    75,630
  Accumulated deficit.....................................  (121,329)  (98,164)
  Foreign currency translation adjustment.................      (389)     (281)
  Notes receivable from directors for sale of stock.......       (18)      (18)
  Net unrealized loss on marketable securities............      (252)      (72)
  Treasury stock, at cost.................................      (559)     (559)
                                                           ---------  --------
    Total stockholders' equity (deficit)..................   (17,933)    1,173
                                                           ---------  --------
                                                           $  19,525  $ 55,881
                                                           =========  ========

          See accompanying notes to consolidated financial statements.

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                   Year Ended September 30,
                                                  -----------------------------
                                                    1998      1997      1996
                                                  --------  --------  ---------
Net revenues..................................... $ 50,861  $ 83,787   $133,100
Cost of revenues.................................   14,587    21,271     49,600
                                                  --------  --------  ---------
  Gross profit...................................   36,274    62,516     83,500
Operating expenses:
  Research and development.......................   16,640    16,419     21,314
  Sales and marketing............................   30,566    29,305     66,355
  General and administrative.....................    9,923    17,227     32,128
  Acquisition, restructuring and other charges...    2,583    11,713     37,789
  Litigation settlement..........................      --      1,905        --
                                                  --------  --------  ---------
    Total operating expenses.....................   59,712    76,569    157,586
                                                  --------  --------  ---------
Operating loss...................................  (23,438)  (14,053)   (74,086)
Other income (expense), net......................    1,264    (2,143)        38
Interest expense, net............................     (952)   (2,072)      (105)
                                                  --------  --------  ---------
Loss before income taxes.........................  (23,126)  (18,268)   (74,153)
Provision for income taxes.......................       39       130        806
                                                  --------  --------  ---------
Net loss......................................... $(23,165) $(18,398) $ (74,959)
                                                  ========  ========  =========
Net loss per share:
  Basic.......................................... $  (0.45) $ (0 .43) $   (2.15)
                                                  ========  ========  =========
  Diluted........................................ $  (0.45) $ (0 .43) $   (2.15)
                                                  ========  ========  =========
Shares used to compute net loss per share:
  Basic..........................................   51,609    43,168     34,894
                                                  ========  ========  =========
  Diluted........................................   51,609    43,168     34,894
                                                  ========  ========  =========



          See accompanying notes to consolidated financial statements

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                     Series B      Series C
                    Preferred      Preferred                                                 Notes Receivable Net Unrealized
                      Stock          Stock     Common Stock           Additional   Foreign    from Directors  Gain/(Loss) on
                  -------------- ------------- ------------- Treasury  Paid-in    Currency     for Sales of     Marketable
                  Shares Amount  Shares Amount Shares Amount  Stock    Capital   Translation      Stock         Securities
                  ------ ------- ------ ------ ------ ------ -------- ---------- ----------- ---------------- --------------
Balance,
September 30,
1995............   --    $   --    --    $ --  34,673  $35    $(559)   $39,873      $(563)         $(70)           $195
Adjustment for
Datastorm and
Inset poolings
of interest.....   --        --    --      --      35   --      --         385         23            --             --
Adjustment for
Vertisoft
pooling of
interest........   --        --    --      --     --    --      --          40        --             --             --
Adjustment for
Future Labs
pooling of
interest........   --        --    --      --     664    1      --       1,987        --             --             --
Duplicate
earnings
elimination for
Datastorm
pooling.........   --        --    --      --     --    --      --         --         --             --             --
Purchase of
Limbex..........   --        --    --      --   1,310    1      --      14,370        --             --             --
Stock issuance
for purchase of
InterLink.......   --        --    --      --     205   --      --       3,000        --             --             --
Stock issuance
for purchase of
assets from
Pinnacle........   --        --    --      --     198   --      --       1,800        --             --             --
Net loss........   --        --    --      --     --    --      --         --         --             --             --
Undistributed
earnings of
subchapter- S-
subsidiaries....   --        --    --      --     --    --      --       8,967        --             --             --
Distribution to
shareholders....   --        --    --      --     --    --      --      (7,307)       --             --             --
Net increase in
unrealized
gain............   --        --    --      --     --    --      --         --         --             --             184
Common stock
options
exercised.......   --        --    --      --     581    1      --       2,979        --             52             --
Foreign currency
translation
adjustment......   --        --    --      --     --    --      --         --          72            --             --
Issuance of
convertible
preferred.......   200    20,000   --      --     --    --      --         --         --             --             --
Cost of
preferred stock
issuance........   --        --    --      --     --    --      --      (1,275)       --             --             --
                   ---   -------  ---    ----  ------  ---    -----    -------      -----          ----            ----
Balance,
September 30,
1996............   200   $20,000   --     $--  37,666  $38    $(559)   $64,819      $(468)         $(18)           $379
                   ===   =======  ===    ====  ======  ===    =====    =======      =====          ====            ====
                    Retained       Total
                    Earnings   Stockholders'
                  (Accumulated    Equity
                    deficit)     (Deficit)
                  ------------ -------------
Balance,
September 30,
1995............    $  5,359     $ 44,270
Adjustment for
Datastorm and
Inset poolings
of interest.....         --           408
Adjustment for
Vertisoft
pooling of
interest........         999        1,039
Adjustment for
Future Labs
pooling of
interest........      (1,481)         507
Duplicate
earnings
elimination for
Datastorm
pooling.........        (717)        (717)
Purchase of
Limbex..........         --        14,371
Stock issuance
for purchase of
InterLink.......         --         3,000
Stock issuance
for purchase of
assets from
Pinnacle........         --         1,800
Net loss........     (74,959)     (74,959)
Undistributed
earnings of
subchapter- S-
subsidiaries....      (8,967)         --
Distribution to
shareholders....         --        (7,307)
Net increase in
unrealized
gain............         --           184
Common stock
options
exercised.......         --         3,032
Foreign currency
translation
adjustment......         --            72
Issuance of
convertible
preferred.......         --        20,000
Cost of
preferred stock
issuance........         --        (1,275)
                  ------------ -------------
Balance,
September 30,
1996............    $(79,766)    $  4,425
                  ============ =============

         See accompanying notes to consolidated financial statements.

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

                                (in thousands)

                     Series B          Series C                                                    Notes Receivable Net Unrealized
                  Preferred Stock  Preferred Stock   Common Stock           Additional   Foreign    from Directors  Gain/(Loss) on
                  ---------------  ----------------- ------------- Treasury  Paid-in    Currency     for Sales of     Marketable
                  Shares  Amount   Shares   Amount   Shares Amount  Stock    Capital   Translation      Stock         Securities
                  ------ --------  ------- --------- ------ ------ -------- ---------- ----------- ---------------- --------------
Balance,
September 30,
1996............    200  $ 20,000      --  $     --  37,666  $38    $(559)   $64,819      $(468)         $(18)          $ 379
Common stock
options
exercised.......    --        --       --        --     334   --      --         689        --             --             --
Net loss........    --        --       --        --     --    --      --         --         --             --             --
Other...........    --        --       --        --     --    --      --          31        --             --             --
Net decrease in
unrealized
gain............    --        --       --        --     --    --      --         --         --             --            (451)
Stock issuance
for purchase of
Limbex..........    --        --       --        --   1,372    1      --          (1)       --             --             --
Amortization of
warrants
issued..........    --        --       --        --     --    --      --          96        --             --             --
Stock issuance
for purchase of
InterLink.......    --        --       --        --     205   --      --         --         --             --             --
Conversion of
Series B
preferred
stock...........   (100)  (10,000)     --        --   3,762    4      --       9,996        --             --             --
Issuance of
convertible
preferred stock,
net.............    --        --       26     24,594    --    --      --         --         --             --             --
Repurchase of
convertible
preferred
stock...........   (100)  (10,000)     --        --     --    --      --         --         --             --             --
Foreign currency
translation
adjustment......    --        --       --        --     --    --      --         --         187            --             --
                   ----  --------   -----  --------- ------  ---    -----    -------      -----          ----           -----
Balance,
September 30,
1997............      0  $      0      26  $  24,594 43,339  $43    $(559)   $75,630      $(281)         $(18)          $ (72)
                   ====  ========   =====  ========= ======  ===    =====    =======      =====          ====           =====
                    Retained       Total
                    Earnings   Stockholders'
                  (Accumulated    Equity
                    deficit)     (Deficit)
                  ------------ -------------
Balance,
September 30,
1996............    $(79,766)    $  4,425
Common stock
options
exercised.......         --           689
Net loss........     (18,398)     (18,398)
Other...........         --            31
Net decrease in
unrealized
gain............         --          (451)
Stock issuance
for purchase of
Limbex..........         --           --
Amortization of
warrants
issued..........         --            96
Stock issuance
for purchase of
InterLink.......         --           --
Conversion of
Series B
preferred
stock...........         --           --
Issuance of
convertible
preferred stock,
net.............         --        24,594
Repurchase of
convertible
preferred
stock...........         --       (10,000)
Foreign currency
translation
adjustment......         --           187
                  ------------ -------------
Balance,
September 30,
1997............    $(98,164)    $  1,173
                  ============ =============

         See accompanying notes to consolidated financial statements.

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

                                (in thousands)

                     Series C                                                    Notes Receivable Net Unrealized   Retained
                  Preferred Stock  Common Stock           Additional   Foreign    from Directors  Gain/(Loss) on   Earnings
                  ---------------  ------------- Treasury  Paid-in    Currency     for Sales of     Marketable   (Accumulated
                  Shares  Amount   Shares Amount  Stock    Capital   Translation      Stock         Securities     deficit)
                  ------ --------  ------ ------ -------- ---------- ----------- ---------------- -------------- ------------
Balance,
September 30,
1997............    26   $ 24,594  43,339  $43    $(559)   $ 75,630     $(281)         $(18)          $ (72)      $ (98,164)
Common stock
options
exercised.......    --        --       41   --      --           44       --             --             --              --
Net loss........    --        --      --    --      --          --        --             --             --          (23,165)
Net decrease in
unrealized
gain............    --        --      --    --      --          --        --             --            (180)            --
Issuance of
convertible
preferred stock,
net.............     5      4,303     --    --      --          --        --             --             --              --
Conversion of
Series C
preferred
stock...........   (26)   (24,526) 23,273   24      --       24,502       --             --             --              --
Foreign currency
translation
adjustment......    --        --      --    --      --          --       (108)           --             --              --
                   ---   --------  ------  ---    -----    --------     -----          ----           -----       ---------
Balance,
September 30,
1998............     5   $  4,371  66,653  $67    $(559)   $100,176     $(389)         $(18)          $(252)      $(121,329)
                   ===   ========  ======  ===    =====    ========     =====          ====           =====       =========
                      Total
                  Stockholders'
                     Equity
                    (Deficit)
                  -------------
Balance,
September 30,
1997............    $  1,173
Common stock
options
exercised.......          44
Net loss........     (23,165)
Net decrease in
unrealized
gain............        (180)
Issuance of
convertible
preferred stock,
net.............       4,303
Conversion of
Series C
preferred
stock...........         --
Foreign currency
translation
adjustment......        (108)
                  -------------
Balance,
September 30,
1998............    $(17,933)
                  =============


          See accompanying notes to consolidated financial statements

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        Increase (Decrease) in Cash and Cash Equivalents (in thousands)

                                                    Year ended September 30,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
Cash flows from operating activities:
 Net loss........................................  $(23,165) $(18,398) $(74,959)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization of equipment and
    leasehold improvements.......................     3,873     4,900     6,063
   Amortization of capitalized software costs and
    other intangibles............................     1,209     1,670     3,770
   Write-off of property and equipment...........       --      6,474     1,409
   Write-off of capitalized software costs and
    other intangibles............................     2,301        77     4,860
   Loss on marketable securities.................       --      1,666       --
   Gain on sales of fixed assets.................    (1,258)      --        --
   Elimination of duplicate net income from
    acquired entities............................       --        --       (717)
   Write-off of in-process research and
    development..................................       --        268    14,993
Changes in assets and liabilities:
 Trade accounts receivable.......................     4,038     2,237     4,591
 Refundable income taxes.........................       442       --        --
 Deferred income taxes...........................       --        --      3,072
 Inventories.....................................       208       974       130
 Other current assets............................     2,012      (511)   (3,420)
 Other assets....................................       313     4,424    (4,092)
 Accounts payable................................    (1,752)   (6,893)   (6,171)
 Accrued liabilities.............................    (6,573)   (3,036)       68
 Income taxes payable............................      (318)      627       --
 Accrued acquisition, restructuring and other
  charges........................................    (2,951)   (5,555)      558
 Foreign currency translation adjustment.........      (108)      187        95
                                                   --------  --------  --------
     Net cash used in operating activities.......   (21,729)  (10,889)  (49,750)
                                                   --------  --------  --------
Cash flows from investing activities:
 Proceeds from sales and maturities of short-
  term investments...............................       --        --     34,285
 Capital expenditures............................    (1,845)   (4,275)  (19,669)
 Sale of marketable security.....................       --        589       --
 Capitalized software costs......................       --        --     (4,504)
 Proceeds from sale of building..................     7,700       --        --
 Proceeds from divestitures......................     1,575       --        --
 Advances from affiliates........................       --        --         52
 Opening cash balance of previously
  unconsolidated subsidiary......................       --        --      5,054
 Proceeds from sale of other assets..............       368       --        --
 Acquisition costs, net of cash acquired.........       --        --      6,493
                                                   --------  --------  --------
     Net cash provided by (used in) investing
      activities.................................     7,798    (3,686)   21,711
                                                   --------  --------  --------
Cash flows from financing activities:
 Net proceeds from issuance of preferred stock,
  Series C.......................................     2,782    24,594       --
 Net proceeds from issuance of preferred stock,
  Series B.......................................       --        --     20,000
 Repurchase of preferred stock, series B.........       --    (10,000)      --
 Net proceeds from issuance of common stock......        44       689     3,529
 Principal debt repayments.......................    (5,579)   (4,280)      --
 Proceeds from issuance of long-term convertible
  notes..........................................       --        --     25,000
 Proceeds from issuance of bank debt.............               1,579     8,280
 Net proceeds (payments) under long-term
  obligations....................................       (77)       90      (200)
 Notes payable to related parties................       --        --     (1,093)
 Net proceeds from the exercise of warrants......     1,521       --        --
 Distributions to stockholders...................       --        --     (7,307)
                                                   --------  --------  --------
     Net cash provided by (used in) financing
      activities.................................    (1,309)   12,672    48,209
                                                   --------  --------  --------
     Net increase (decrease) in cash and cash
      equivalents................................   (15,240)   (1,903)   20,170
Cash and cash equivalents at beginning of
 period..........................................    23,651    25,554     5,384
                                                   --------  --------  --------
Cash and cash equivalents at end of period.......  $  8,411  $ 23,651  $ 25,554
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest......................................  $  1,509  $  2,072  $    468
   Income taxes..................................        39       240     1,993
   Non cash issuance of common stock in exchange
    for Series C Preferred Stock.................    24,526       --        --

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

 Computation of Net Income (Loss) per Share

  Net income (loss) per common share for the years ended September 30, 1998, 1997 and 1996 has been computed using the weighted average number of common shares outstanding for each year as summarized below:

                                                  Year ended September 30,
                                              --------------------------------
                                                 1998       1997       1996
                                              ---------- ---------- ----------
   Weighted average common stock outstanding
    during the year.......................... 51,609,360 43,167,682 34,893,937
   Common stock equivalents of stock options
    and warrants outstanding.................        --         --         --
                                              ---------- ---------- ----------
   Shares used in basic EPS calculation...... 51,609,360 43,167,682 34,893,937
                                              ========== ========== ==========
   Shares used in diluted EPS calculation.... 51,609,360 43,167,682 34,893,937
                                              ========== ========== ==========

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

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

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

     Building...................................................  40 years
     Computer equipment.........................................  3 years
     Office furniture and equipment.............................  5 to 7 years
     Leasehold improvements.....................................  1 to 5 years
     Equipment under capital lease..............................  3 to 7 years
     Goodwill...................................................  4 to 10 years

 Income Taxes

  The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the assets and liabilities

                   QUARTERDECK CORPORATION AND SUBSIDIARIES method of accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

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

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

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

                                Inset  Datastorm FutureLabs Vertisoft  Total
                                -----  --------- ---------- --------- -------
     Balance, September 30,
      1996..................... $100     $ 879     $ 359      $ 775   $ 2,113
                                ----     -----     -----      -----   -------
     Reversal of acquisition
      costs....................  (34)       (3)     (320)      (350)     (707)
     Cash payments.............  (66)     (876)      (39)      (425)   (1,406)
                                ----     -----     -----      -----   -------
     Balance, September 30,
      1997..................... $--      $ --      $ --       $ --    $   --
                                ====     =====     =====      =====   =======

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

  The following table reflects the Company's acquisition costs for fiscal 1995 transactions and activity through September 30, 1998 (in thousands).

                                                        Landmark Starnine Total
                                                        -------- -------- -----
     Balance, September 30, 1996.......................   $ 46    $ 186   $ 232
                                                          ----    -----   -----
     Reversal of acquisition costs.....................    (27)    (131)   (158)
     Cash payments.....................................    (19)      (5)    (24)
                                                          ----    -----   -----
     Balance, September 30, 1997.......................   $--     $  50   $  50
                                                          ----    -----   -----
     Cash payments.....................................    --       (16)    (16)
                                                          ----    -----   -----
     Balance, September 30, 1998.......................   $--     $  34   $  34
                                                          ====    =====   =====

  The results of operations previously reported by the separate enterprises, that are discussed above and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                                                 Year Ended
                                                             September 30, 1996
                                                             -------------------
                                                               Net    Net Income
                                                             Revenues   (Loss)
                                                             -------- ----------
     Quarterdeck............................................ $ 92,030  $(86,856)
     Inset..................................................    2,669       424
     Datastorm..............................................   29,413    12,576
     Future Labs............................................    1,312      (335)
     Vertisoft..............................................    7,676      (623)
     Pooling adjustments....................................      --       (145)
                                                             --------  --------
     Restated Quarterdeck................................... $133,100  $(74,959)
                                                             ========  ========

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

 Fiscal 1996

  On June 6, 1996, the Company acquired certain software and related intellectual property rights from Pinnacle in exchange for common stock with a market value, as defined, of $1,800,000, or 198,000 shares. The entire amount has been recorded as capitalized software. This transaction has been accounted for using the

                   QUARTERDECK CORPORATION AND SUBSIDIARIES purchase method of accounting. The Company is also obligated to pay certain minimum royalties of $200,000 per year for four years commencing no later than March 31, 1997. The Company has paid an additional $100,000 and was obligated for an additional $200,000, as payment for consulting services and a non-competition agreement with the principal of Pinnacle.

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

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

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

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

NOTE 3. BALANCE SHEET AND INCOME STATEMENT INFORMATION

                                                               September 30,
                                                              -----------------
                                                               1998      1997
                                                              -------  --------
                                                               (in thousands)
Balance Sheet:
Trade accounts receivable:
  Receivables................................................ $12,212  $ 16,274
  Less: allowance for doubtful accounts......................    (924)   (1,761)
  Less: allowance for sales returns..........................  (5,106)   (4,243)
  Less: allowance for marketing development funds............  (2,470)   (3,242)
  Less: allowance for rebates................................    (722)      --
                                                              -------  --------
                                                              $ 2,990  $  7,028
                                                              =======  ========
Other current assets:
  Prepaid royalties.......................................... $   203  $    352
  Income tax receivable......................................      79       520
  Other prepaid expenses.....................................     886       800
  Notes receivable...........................................      33        51
  Advances to employees......................................       2        24
  Marketable securities......................................     612       792
  Other......................................................     207     2,116
                                                              -------  --------
                                                              $ 2,022  $  4,655
                                                              =======  ========
Equipment and leasehold improvements:
  Building (asset held for sale)............................. $   --   $  7,359
  Computer equipment.........................................   6,060     7,769
  Office furniture and equipment.............................   5,409     6,575
  Office furniture and equipment under capital leases........      30        99
  Leasehold improvements.....................................   1,944     2,638
                                                              -------  --------
                                                               13,443    24,440
  Less: accumulated depreciation and amortization............  (9,803)  (10,287)
                                                              -------  --------
                                                              $ 3,640  $ 14,153
                                                              =======  ========
Capitalized software costs:
  Capitalized software costs................................. $ 5,498  $  5,498
  Less: accumulated amortization.............................  (4,857)   (3,708)
                                                              -------  --------
                                                              $   641  $  1,790
                                                              =======  ========
Other assets:
  Intangible assets acquired, net............................ $   322  $  2,683
  Other......................................................     531       744
                                                              -------  --------
                                                              $   853  $  3,427
                                                              =======  ========
Accrued liabilities:
  Accrued expenses........................................... $ 5,329  $ 10,075
  Accrued legal..............................................     666       622
  Accrued royalties..........................................     980     1,138
  Accrued technical support..................................     648       456
  Accrued litigation settlement..............................     --      1,905
                                                              -------  --------
                                                              $ 7,623  $ 14,196
                                                              =======  ========
Accrued acquisition, restructuring and other charges:
  Acquisition................................................ $    34  $     50
  Restructuring..............................................   2,400     5,335
  Purchase transaction costs.................................     --        --
                                                              -------  --------
                                                              $ 2,434  $  5,385
                                                              =======  ========

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

                                                        Year Ended September
                                                                30,
                                                       -----------------------
                                                        1998   1997     1996
                                                       ------ -------  -------
                                                           (in thousands)
Income Statement:
Acquisition, restructuring and other charges (bene-
 fit):
  Restructuring....................................... $2,583 $12,415  $12,995
  Acquisition.........................................    --     (970)   9,801
  In-process R&D......................................    --      268   14,993
                                                       ------ -------  -------
                                                       $2,583 $11,713  $37,789
                                                       ====== =======  =======

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

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

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

NOTE 7. STOCK OPTIONS AND WARRANTS

  1996 Acquisition Stock Incentive Plan: In fiscal 1996, the Company adopted the 1996 Acquisition Stock Incentive Plan. Under the terms of the 1996 Acquisition Stock Incentive Plan, the life of all options granted is limited to 10 years. All grants under this plan must be non-qualified stock options. These options may not be granted at less than 85% of fair market value on the grant date. During fiscal 1998, the Company granted 360,800

                   QUARTERDECK CORPORATION AND SUBSIDIARIES stock options at exercise prices between $2.75 and $1.44 per share. During fiscal 1997, the Company granted 690,839 stock options (including grants under the repricing) at exercise prices between $2.38 and $5.56 per share. During fiscal 1996, the Company granted 105,610 stock options at exercise prices between $0.00 and $7.75 per share, 297,600 stock options at an exercise price of $8.81 per share, 665,000 stock options at an exercise price of $13.63 per share, and 67,715 stock options at exercise prices between $13.94 and $35.50 per share. The number of shares of stock authorized for issuance under the 1996 Acquisition Stock Incentive Plan is 2,000,000. During fiscal 1998, 20,825 options were exercised and 505,560 options were canceled. At September 30, 1998, 463,596 options were outstanding. 283,965 options were exercisable as of September 30, 1998 under the 1996 Acquisition Stock Incentive Plan. During fiscal 1997, 21,902 options were exercised and 1,185,633 options were canceled (including those which were repriced). At September 30, 1997, 629,181 options were outstanding. 196,401 and 68,154 options were exercisable as of September 30, 1997 and 1996, respectively.

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

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

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

  A summary of all stock option activity in the three-year period ended September 30, 1998 is as follows:

                                                                Weighted Average
                                                                 Exercise Price
                                                      Shares       Per Share
                                                    ----------  ----------------
   Outstanding at September 30, 1995...............  3,432,380       $ 5.81
     Options granted...............................  4,099,048        12.71
     Options exercised.............................   (580,803)       18.81
     Options canceled..............................   (902,244)       10.90
                                                    ----------
   Outstanding at September 30, 1996...............  6,048,381         9.12
     Options granted...............................  5,512,186         3.89
     Options exercised.............................   (334,020)        4.54
     Options canceled.............................. (5,135,158)       10.18
                                                    ----------
   Outstanding at September 30, 1997...............  6,091,389         3.89
                                                    ----------
     Options granted...............................  5,472,228         1.21
     Options exercised.............................    (41,180)        1.01
     Options canceled.............................. (3,498,297)        3.31
                                                    ----------
   Outstanding at September 30, 1998...............  8,024,140       $ 2.39
                                                    ==========

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

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

                                                   1998      1997      1996
                                                 --------  --------  --------
   Net loss as reported......................... $(23,165) $(18,398) $(74,959)
                                                 ========  ========  ========
   Pro forma net loss........................... $(25,269) $(20,215) $(76,776)
                                                 ========  ========  ========
   Basic and diluted net loss per share as
    reported.................................... $  (0.45) $  (0.43) $  (2.15)
                                                 ========  ========  ========
   Pro forma basic and diluted net loss per
    share....................................... $  (0.49) $  (0.47) $  (2.20)
                                                 ========  ========  ========

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

  The weighted average fair value of options granted in the periods reported were $0.58, $1.46 and $0.70, respectively. The following table summarizes information regarding options outstanding and options exercisable at September 30, 1998:

                                 Options Outstanding
                              -------------------------- Weighted
                              Outstanding at  Remaining  Average  Exercisable at
     Range of Exercise Prices September 30,  Contractual Exercise September 30,
     ------------------------      1998         Life      Price        1998
                              -------------- ----------- -------- --------------
       $0.25-2.53............   4,992,918        9.4      $1.11       736,510
        2.63-3.63............     292,210        8.7       3.15       142,624
        4.44-16.63...........   2,558,074        8.2       4.74     1,567,259
                                ---------        ---      -----     ---------
                                7,843,202        9.0      $2.37     2,446,393
                                =========        ===      =====     =========

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

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

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

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

  The following is an analysis of the significant components of the fiscal 1998 restructuring and other charges (in thousands):

                            Discontinuance and            Write-off
                             consolidation of  Severance property and
                                 offices       and other  equipment    Total
                            ------------------ --------- ------------ -------
   Total restructuring and
    non-recurring costs....       $ 377         $ 2,182     $ 271     $ 2,830
   Non cash costs..........          23             (36)     (208)       (221)
   Cash payments...........        (102)         (1,240)      --       (1,342)
   Category reclass........        (225)            270       (45)        --
   Additional charges......         131              19       --          150
                                  -----         -------     -----     -------
   Accrued, September 30,
    1998...................       $ 204         $ 1,195     $  18     $ 1,417
                                  =====         =======     =====     =======

 During September 1997, the Company implemented a restructuring plan which was designed to focus the Company on the new corporate strategy which resulted in charges totaling $11,051,000. The net book value of the building in Columbia, Missouri was written down by $5,803,000, to $7,000,000, the Company's estimated fair market value. Additional facility related charges of $350,000 represent commissions on the sale of the Columbia, Missouri building and approximately $675,000 relates to ongoing lease obligations for vacant facilities which have not been subleased. Severance charges of $3,252,000 were recorded to accrue employee severance and amounts owed under consulting agreements for individuals who were involuntarily terminated. An asset impairment accrual of $748,000 relates to the write down of assets for non-core business units that are being closed or divested, and other exit costs of $223,000 primarily relate to fulfillment of customer obligations for a discontinued product line that will not generate future revenue for the company.

  The following is an analysis of the significant components of the fiscal 1997 restructuring and other charges (in thousands):

                            Discontinuance and
                             consolidation of  Severance Asset Impairment
                                 offices       and other    and other      Total
                            ------------------ --------- ---------------- -------
   Total restructuring and
    non-recurring costs....      $ 6,828        $ 3,252       $ 971       $11,051
   Non cash costs..........       (5,803)           --         (457)       (6,260)
                                 -------        -------       -----       -------
   Accrued, September 30,
    1997...................        1,025          3,252         514         4,791
   Non cash costs..........          --             --         (100)         (100)
   Cash payments...........         (680)        (2,540)       (287)       (3,507)
   Reversal of
    restructuring costs....          (94)           --         (107)         (201)
                                 -------        -------       -----       -------
   Accrued, September 30,
    1998...................      $   251        $   712       $  20       $   983
                                 =======        =======       =====       =======

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

  The following is an analysis of the significant components of the fiscal 1996 restructuring (in thousands):

                         Reduction of  Discontinuance and
                           non-core     consolidation of  Severance Write-off property
                         product lines      offices       and other   and equipment     Total
                         ------------- ------------------ --------- ------------------ -------
Restructuring and non-
 recurring costs........    $ 2,754          $1,420        $ 6,513       $ 2,308       $12,995
Non-cash costs..........     (2,754)            --             --         (1,240)       (3,994)
Cash payments...........        --              --            (550)         (413)         (963)
                            -------          ------        -------       -------       -------
Accrued, September 30,
 1996...................        --            1,420          5,963           655         8,038
Non-cash costs..........        --              --             (75)         (370)         (445)
Cash payments...........        --             (883)        (7,530)          --         (8,413)
Additional charges......                         67          1,297           --          1,364
Category reclass........        --             (150)           435          (285)          --
                            -------          ------        -------       -------       -------
Accrued, September 30,
 1997...................        --              454             90           --            544
Non-cash costs..........        --              (97)           (78)          --           (175)
Cash payments...........        --             (161)           (12)          --           (173)
Reversal of
 restructuring costs....        --             (196)           --            --           (196)
                            -------          ------        -------       -------       -------
Accrued, September 30,
 1998...................    $   --           $  --         $   --        $   --        $   --
                            =======          ======        =======       =======       =======

NOTE 12. INCOME TAXES

  The components of the provision (benefit) for income taxes for the fiscal years ended September 30, 1998, 1997 and 1996, respectively, are as follows (in thousands):

                                                             Federal State Total
                                                             ------- ----- -----
     1998:
       Current..............................................  $ 39    $ 0  $ 39
       Deferred.............................................     0      0     0
                                                              ----    ---  ----
         Total..............................................  $ 39    $ 0  $ 39
                                                              ====    ===  ====
     1997:
       Current..............................................  $130    $ 0  $130
       Deferred.............................................     0      0     0
                                                              ----    ---  ----
         Total..............................................  $130    $ 0  $130
                                                              ====    ===  ====
     1996:
       Current..............................................  $201    $ 0  $201
       Deferred.............................................   605      0   605
                                                              ----    ---  ----
         Total..............................................  $806    $ 0  $806
                                                              ====    ===  ====

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

  The actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) computed by applying the effective Federal income tax rate of 34% to income (loss) before income taxes as follows (in thousands):

                                                    Year ended September 30,
                                                    --------------------------
                                                     1998     1997      1996
                                                    -------  -------  --------
     Expected income tax benefit..................  $(7,732) $(5,563) $(25,212)
     Change in valuation allowance................    7,139    7,947    21,522
     State income taxes, net of Federal income tax
      benefit.....................................        9     (832)   (2,393)
     Net (income) loss on foreign subsidiary......     (257)    (680)    3,005
     Net income of Subchapter S subsidiary........      --       --     (3,300)
     Tax exempt income benefit....................      --       --       (106)
     Alternative minimum tax and other tax
      credits.....................................      562      150       300
     Acquisition costs............................      (6)     (416)    9,916
     Stock options................................      (18)    (174)   (3,009)
     Other........................................      342     (302)       83
                                                    -------  -------  --------
                                                    $    39  $   130  $    806
                                                    =======  =======  ========

  Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets (liabilities) consist of the following (in thousands):

                                                  Year ended September 30,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
     Accrued restructuring charges.............. $    881  $  4,131  $  2,222
     Software development costs recognized as
      incurred for tax purposes.................      --        --       (223)
     State taxes................................    2,656     2,664     2,393
     Allowance for sales returns................    1,383     1,390     1,819
     Depreciation...............................    1,097     1,097       834
     Allowance for doubtful accounts and other
      reserves..................................    1,999     1,995     3,111
     Tax net operating losses...................   32,177    23,044    15,484
     Other, net.................................     (249)   (1,516)     (782)
     Deferred tax assets, valuation allowance...  (39,944)  (32,805)  (24,858)
                                                 --------  --------  --------
       Total net deferred tax assets............ $    --   $    --   $    --
                                                 ========  ========  ========

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

  At September 30, 1997, the Company had deferred tax assets amounting to $32,805,000, for which a full valuation allowance was provided. The deferred tax assets consisted of the tax effect from the expected future

                   QUARTERDECK CORPORATION AND SUBSIDIARIES reversal of temporary differences, resulting primarily from restructuring charges in fiscal 1997, which were not deductible for federal income tax purposes until the amounts are actually paid and tax net operating loss carryforwards. Recognition of the deferred tax assets is dependent on a number of factors, including the timing of reversal of the temporary differences and an assessment of the future realizability of the deferred tax assets.

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

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

NOTE 14. COMMITMENTS

  The Company leases facilities under non-cancelable operating leases that expire through fiscal 2003. Rental expense for the years ended September 30, 1998, 1997 and 1996 amounted to approximately $2,661,000, $2,506,000 and
$4,367,000, respectively.

  Minimum annual rental payments under these leases and sublease income are as follows (in thousands):

    Year ending                                                 Rental  Sublease
   September 30                                                Payments  Income
   ------------                                                -------- --------
   1999.......................................................  $2,147   $  684
   2000.......................................................   1,444      407
   2001.......................................................     113      --
   2002.......................................................      36      --
   2003.......................................................      36      --
   Thereafter.................................................     --       --
                                                                ------   ------
     Total....................................................  $3,776   $1,091
                                                                ======   ======

NOTE 15. MAJOR CUSTOMERS AND SEGMENT INFORMATION

  The Company sells its products primarily through distributors and dealers. Sales to the two largest distributors by the Company individually account for 23% and 17%; 19% and 15%; 20% and 11%; of the Company's consolidated net revenues for the years ended September 30, 1998, 1997 and 1996, respectively.

  The Company is engaged in a single business segment--the development and marketing of personal computer software. Geographic information is as follows (in thousands):

                                                       Year ended September 30,
                                                       ------------------------
   Net Revenues                                         1998    1997     1996
   ------------                                        ------- ------- --------
   United States...................................... $37,892 $65,415 $109,200
   Europe.............................................   8,233  11,528   18,700
   Other foreign locations............................   4,736   6,844    5,200
                                                       ------- ------- --------
                                                       $50,861 $83,787 $133,100
                                                       ======= ======= ========

  Net revenues from the Company's United States operations includes export shipments of $4,487,000, $4,899,000 and $1,486,000 respectively during fiscal 1998, 1997 and 1996.

   Operating income (loss):
     United States................................ $(23,857) $(16,180) $(65,444)
     Europe....................................... $    419  $  2,127    (8,642)
                                                   --------  --------  --------
                                                   $(23,438) $(14,053) $(74,086)
                                                   ========  ========  ========
   Identifiable assets:
     United States................................ $ 17,843  $ 52,404  $ 73,184
     Europe.......................................    1,682     3,477     3,597
                                                   --------  --------  --------
                                                   $ 19,525  $ 55,881  $ 76,781
                                                   ========  ========  ========

                   QUARTERDECK CORPORATION AND SUBSIDIARIES

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

                    QUARTERDECK CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  Year ended September 30, 1998, 1997 and 1996
                                 (in thousands)

                                          Balance at  Additions                Balance at
                                           Beginning  Charged to                   End
 September 30,           Item             of the Year  Expenses  Deductions    of the Year
 -------------           ----             ----------- ---------- ----------    -----------
                 Allowance for doubtful
   1998        accounts................     $1,761     $    12    $   (849)(1)   $  924
                 Allowance for doubtful
   1997        accounts................      2,032         379        (650)(1)    1,761
                 Allowance for doubtful
   1996        accounts................        870       1,903        (741)(1)    2,032
                 Inventory obsolescence
   1998        reserve.................        943         529        (383)       1,089
                 Inventory obsolescence
   1997        reserve.................      3,978       2,075      (5,110)         943
                 Inventory obsolescence
   1996        reserve.................        676       3,914        (612)       3,978
                Sales returns and price
   1998        protection reserve......      4,243      16,374     (15,511)(2)    5,106
                Sales returns and price
   1997        protection reserve......      7,213      16,705     (19,675)(2)    4,243
                Sales returns and price
   1996        protection reserve......      3,280      31,889     (27,956)(2)    7,213
                  Marketing development
   1998        fund reserve............      3,242       4,562      (5,334)       2,470
                  Marketing development
   1997        fund reserve............      3,774       4,562      (5,094)       3,242
                  Marketing development
   1996        fund reserve............      1,051      11,673      (8,950)       3,774
   1998        Allowance for rebates ..        --        4,626      (3,904)         722

--------
(1) Uncollectible accounts written off, net of recoveries.

(2)Products returned.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 1999.

                                          QUARTERDECK CORPORATION

                                                /s/ Arthur F. Courville
                                          By: _________________________________
                                                    Arthur F. Courville
                                                       Vice President